Form 10-Q
period 2024-06-30
Liberty Media Corp
filed 2024-08-09
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2024 was:

	Series A	Series B	Series C
Liberty SiriusXM common stock	98,140,175	9,755,336	218,794,768
Liberty Formula One common stock	23,985,441	2,434,102	209,809,867
Liberty Live common stock	25,558,490	2,546,146	63,619,274

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2024	December 31, 2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,085	2,019
Trade and other receivables, net	826	832
Other current assets	728	526
Total current assets	3,639	3,377
Investments in affiliates, accounted for using the equity method (note 6)	1,983	1,089

Property and equipment, at cost	4,290	4,078
Accumulated depreciation	(2,167)	(1,995)
	2,123	2,083
Intangible assets not subject to amortization:
Goodwill	19,400	19,165
FCC licenses	8,600	8,600
Other	1,242	1,242
	29,242	29,007
Intangible assets subject to amortization, net	3,828	3,872
Other assets	1,817	1,740
Total assets	$42,632	41,168

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,768	2,010
Current portion of debt, including $648 million and $643 million measured at fair value, respectively (note 7)	685	1,180
Deferred revenue	1,840	1,442
Other current liabilities	179	111
Total current liabilities	4,472	4,743
Long-term debt, including $2,340 million and $2,416 million measured at fair value, respectively (note 7)	14,343	14,180
Deferred income tax liabilities	2,210	2,086
Other liabilities	1,400	714
Total liabilities	$22,425	21,723

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2024	December 31, 2023

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 98,140,175 shares at June 30, 2024 and 98,134,522 shares at December 31, 2023 (note 2)	1	1
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,985,441 shares at June 30, 2024 and 23,981,960 shares at December 31, 2023 (note 2)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,558,490 shares at June 30, 2024 and 25,558,577 shares at December 31, 2023 (note 2)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,755,336 shares at June 30, 2024 and 9,761,336 shares at December 31, 2023 (note 2)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,434,102 shares at June 30, 2024 and 2,437,583 shares at December 31, 2023 (note 2)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,546,146 shares at June 30, 2024 and 2,546,146 shares at December 31, 2023 (note 2)	—	—
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 218,794,768 shares at June 30, 2024 and 218,692,718 shares at December 31, 2023 (note 2)	2	2
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 209,400,308 shares at June 30, 2024 and 208,196,119 shares at December 31, 2023 (note 2)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,619,274 shares at June 30, 2024 and 63,589,030 shares at December 31, 2023 (note 2)	1	1
Additional paid-in capital	1,387	1,317
Accumulated other comprehensive earnings (loss), net of taxes	(57)	12
Retained earnings	15,724	15,061
Total stockholders' equity	17,060	16,396
Noncontrolling interests in equity of subsidiaries	3,147	3,049
Total equity	20,207	19,445
Commitments and contingencies (note 8)
Total liabilities and equity	$42,632	41,168

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions,
	except per share amounts
Revenue:
Sirius XM Holdings revenue	$2,178	2,250	4,340	4,394
Formula 1 revenue	853	724	1,403	1,105
Other revenue	135	270	172	301
Total revenue	3,166	3,244	5,915	5,800
Operating costs and expenses, including stock-based compensation (note 3):
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below):
Revenue share and royalties	708	732	1,411	1,432
Programming and content	148	153	305	303
Customer service and billing	108	124	224	246
Other	59	54	120	106
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	639	519	918	725
Other cost of sales	94	—	120	—
Subscriber acquisition costs	92	93	182	183
Other operating expense	76	280	163	398
Selling, general and administrative	454	490	919	976
Impairment, restructuring and acquisition costs (note 8)	15	19	37	51
Depreciation and amortization	245	257	486	517
	2,638	2,721	4,885	4,937
Operating income (loss)	528	523	1,030	863
Other income (expense):
Interest expense	(186)	(200)	(377)	(396)
Share of earnings (losses) of affiliates, net (note 6)	84	90	65	80
Realized and unrealized gains (losses) on financial instruments, net (note 5)	169	(96)	166	(142)
Other, net	28	50	55	64
	95	(156)	(91)	(394)
Earnings (loss) before income taxes	623	367	939	469
Income tax (expense) benefit	(116)	(64)	(187)	(114)
Net earnings (loss)	507	303	752	355
Less net earnings (loss) attributable to the noncontrolling interests	50	50	92	87
Net earnings (loss) attributable to Liberty stockholders	$457	253	660	268

Net earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$299	166	498	349
Liberty Formula One common stock	24	116	101	7
Liberty Live common stock	134	NA	61	NA
Liberty Braves common stock	NA	(29)	NA	(88)
	$457	253	660	268

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2024		2023	2024	2023
Basic net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock		$0.91	0.51	1.52	1.07
Series A, B and C Liberty Formula One common stock		$0.10	0.50	0.43	0.03
Series A, B and C Liberty Live common stock		$1.46	NA	0.66	NA
Series A, B and C Liberty Braves common stock	$	NA	(0.55)	NA	(1.66)
Diluted net earnings (loss) attributable to Liberty stockholders per common share (notes 2 and 4):
Series A, B and C Liberty SiriusXM common stock		$0.60	0.49	1.13	1.00
Series A, B and C Liberty Formula One common stock		$0.10	0.41	0.42	(0.03)
Series A, B and C Liberty Live common stock		$1.46	NA	0.66	NA
Series A, B and C Liberty Braves common stock	$	NA	(0.55)	NA	(1.66)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$507	303	752	355
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(5)	12	(17)	16
Credit risk on fair value debt instruments gains (losses)	41	(19)	(19)	(23)
Unrealized holding gains (losses) arising during the period	—	(1)	—	(1)
Share of other comprehensive earnings (loss) of equity affiliates	(37)	19	(35)	36
Recognition of previously unrealized (gains) losses on debt	—	(14)	—	(34)
Comprehensive earnings (loss)	506	300	681	349
Less comprehensive earnings (loss) attributable to the noncontrolling interests	50	52	92	89
Comprehensive earnings (loss) attributable to Liberty stockholders	$456	248	589	260

Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty SiriusXM common stock	$310	170	469	355
Liberty Formula One common stock	26	107	96	(7)
Liberty Live common stock	120	NA	24	NA
Liberty Braves common stock	NA	(29)	NA	(88)
	$456	248	589	260

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$752	355
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	486	517
Stock-based compensation	116	110
Non-cash impairment and restructuring costs	1	21
Share of (earnings) loss of affiliates, net	(65)	(80)
Realized and unrealized (gains) losses on financial instruments, net	(166)	142
Deferred income tax expense (benefit)	(4)	(35)
Other, net	74	(8)
Changes in operating assets and liabilities
Current and other assets	(3)	(95)
Payables and other liabilities	(44)	271
Net cash provided (used) by operating activities	1,147	1,198
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(203)	(214)
Cash proceeds from dispositions	107	67
Cash (paid) received for acquisitions, net of cash acquired	(205)	—
Capital expended for property and equipment, including internal-use software and website development	(387)	(544)
Other investing activities, net	(62)	(20)
Net cash provided (used) by investing activities	(750)	(711)
Cash flows from financing activities:
Borrowings of debt	1,362	2,064
Repayments of debt	(1,636)	(2,641)
Subsidiary shares repurchased by subsidiary	—	(199)
Cash dividends paid by subsidiary	(34)	(33)
Taxes paid in lieu of shares issued for stock-based compensation	(31)	(28)
Other financing activities, net	31	63
Net cash provided (used) by financing activities	(308)	(774)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	81	(285)
Cash, cash equivalents and restricted cash at beginning of period	2,028	2,276
Cash, cash equivalents and restricted cash at end of period	$2,109	1,991

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$2,085	2,019
Restricted cash included in other current assets	16	—
Restricted cash included in other assets	8	9
Total cash and cash equivalents and restricted cash at end of period	$2,109	2,028

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Three Months ended June 30, 2024

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2024	$—	1	—	2	—	—	2	—	—	1	1,335	(57)	15,267	3,094	19,645
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	457	50	507
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	52	—	—	9	61
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(7)	—	—	—	(7)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Other, net	—	—	—	—	—	—	—	—	—	—	7	—	—	12	19
Balance at June 30, 2024	$—	1	—	2	—	—	2	—	—	1	1,387	(57)	15,724	3,147	20,207

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

Six Months ended June 30, 2024

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty SiriusXM			Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	1	—	2	—	—	2	—	—	1	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	660	92	752
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(69)	—	(2)	(71)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	103	—	—	17	120
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(31)	—	—	—	(31)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Other, net	—	—	—	—	—	—	—	—	—	—	(2)	—	3	25	26
Balance at June 30, 2024	$—	1	—	2	—	—	2	—	—	1	1,387	(57)	15,724	3,147	20,207

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

On January 2, 2024, the Company purchased QuintEvents, LLC (“QuintEvents”) for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition. The Company recorded $235 million of goodwill, $113 million of intangible assets subject to amortization, net and $121 million of deferred revenue related to the acquisition. The acquisition price allocation is preliminary and subject to revision as of June 30, 2024.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., for a purchase price of approximately €3.0 billion, to be funded with cash and shares of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series C Liberty Formula One common stock. The Company entered into foreign currency forward contracts related to the acquisition.

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

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings. Under these various agreements, approximately $5 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2024 and 2023, respectively, and approximately $11 million and $8 million were reimbursed to Liberty during the six months ended June 30, 2024 and 2023, respectively.

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

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the IRS completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. The Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

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

The Liberty SiriusXM common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group, which as of June 30, 2024, include Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2024, the Liberty SiriusXM Group had cash and cash equivalents of approximately $188 million, which included $100 million of subsidiary cash. During the six months ended June 30, 2024, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $205 million, of which Liberty received $171 million. On July 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of June 30, 2024, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of June 30, 2024, the Formula One Group had cash and cash equivalents of approximately $1,491 million, which included $1,303 million of subsidiary cash.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of June 30, 2024, the Liberty Live Group is comprised of Liberty’s interest in Live Nation, cash, certain public and private assets, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

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

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, and as amended by the First Amendment to the Reorganization Agreement, dated as of June 16, 2024, in each case, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 0.83 of a share of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated as of June 16, 2024), pursuant to which Radio Merger Sub, LLC, a wholly owned subsidiary of Liberty Sirius XM Holdings, will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of various conditions, the Company expects to complete the proposed Transactions on September 9, 2024.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Cost of Sirius XM Holdings services:
Programming and content	$8	8	17	15
Customer service and billing	1	2	2	3
Other	2	1	3	2
Other operating expense	11	11	23	22
Selling, general and administrative	33	32	71	68
	$55	54	116	110

Liberty—Grants of Awards

During the six months ended June 30, 2024, the Company granted 70 thousand options to purchase Series C Liberty Live common stock to our CEO in connection with the CEO’s employment agreement. The options had a GDFV of $16.07 per share and cliff vest on December 31, 2024. Also during the six months ended June 30, 2024, the Company granted 83 thousand options to purchase Series C Liberty Formula One common stock to our subsidiary employees. The options had a GDFV of $29.77 per share and mainly vest in equal installments over 2024. The Company did not grant any options to purchase Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Live common stock or Series C Liberty SiriusXM common stock during the six months ended June 30, 2024.

Also during the six months ended June 30, 2024, the Company granted 82 thousand and 88 thousand performance-based RSUs of Series C common stock of Liberty SiriusXM and Liberty Formula One, respectively, to our CEO.  The RSUs had a GDFV of $29.31 per share and $72.05 per share, respectively, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty SiriusXM

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	5,863	$29.13
Granted	—	$—
Exercised	(987)	$25.94
Forfeited/Cancelled	(1)	$29.98
Outstanding at June 30, 2024	4,875	$29.78	2.8	years	$—
Exercisable at June 30, 2024	4,086	$29.84	2.7	years	$—

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	6,599	$37.62
Granted	83	$72.35
Exercised	(1,306)	$32.90
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2024	5,376	$39.30	2.9	years	$175
Exercisable at June 30, 2024	4,468	$37.15	2.6	years	$155

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	1,652	$42.36
Granted	70	$40.04
Exercised	(246)	$38.66
Forfeited/Cancelled	(10)	$42.29
Outstanding at June 30, 2024	1,466	$42.87	3.2	years	$3
Exercisable at June 30, 2024	1,097	$43.80	2.7	years	$2

As of June 30, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM, Liberty Formula One or Liberty Live common stock.

As of June 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $24 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2024, Liberty reserved 4.9 million shares, 5.4 million shares and 1.5 million shares of Series C common stock of Liberty SiriusXM, Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

Sirius XM Holdings — Stock-based Compensation

Sirius XM Holdings granted various types of stock awards to its employees during the six months ended June 30, 2024. As of June 30, 2024, Sirius XM Holdings has approximately 144 million options outstanding of which approximately 92 million are exercisable, each with a WAEP per share of $5.33 and $5.57, respectively. The aggregate intrinsic value of Sirius XM Holdings options outstanding and exercisable as of June 30, 2024 is $1 million and less than $1 million, respectively. During the six months ended June 30, 2024, Sirius XM Holdings granted approximately 15 million nonvested RSUs with a GDFV per share of $4.30. Stock-based compensation expense related to Sirius XM Holdings was $46 million and $42 million for the three months ended June 30, 2024 and 2023, respectively, and $91 million and $87 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and RSUs was $385 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

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

Excluded from diluted EPS for the three and six months ended June 30, 2024 are approximately 4 million and 3 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, 6 million and 3 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, and 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock, because their inclusion would be antidilutive. Excluded from diluted EPS for the three and six months ended June 30, 2023 are approximately 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, 1 million and 4 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, and 9 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, primarily due to warrants issued in connection with a bond hedge transaction (prior to settlement) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests (prior to settlement / extinguishment), because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	numbers of shares in millions
Basic WASO	327	327	327	327
Potentially dilutive shares (a)	47	19	43	19
Diluted WASO (b)	374	346	370	346
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048, which could have been settled in shares of Series C Liberty SiriusXM common stock, 2.75% Exchangeable Senior Debentures due 2049, which may be settled in shares of Series C Liberty SiriusXM common stock and 3.75% Convertible Senior Notes due 2028, which may be settled in shares of Series A Liberty SiriusXM common stock, are dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. The settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty SiriusXM common stock underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty SiriusXM stockholders	$299	166	498	349
Adjustments	(74)	5	(81)	(4)
Diluted earnings (loss) attributable to Liberty SiriusXM stockholders	$225	171	417	345

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	numbers of shares in millions
Basic WASO	235	234	235	234
Potentially dilutive shares (a)	3	10	5	9
Diluted WASO (b)	238	244	240	243
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock was underlying the 1.375% Cash Convertible Senior Notes (the “Convertible Notes”). Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$24	116	101	7
Adjustments	—	(16)	—	(14)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$24	100	101	(7)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	numbers of shares in millions
Basic WASO	92	NA	92	NA
Potentially dilutive shares (a)	—	NA	—	NA
Diluted WASO	92	NA	92	NA
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	numbers of shares in millions
Basic WASO	NA	53	NA	53
Potentially dilutive shares (a)	NA	1	NA	1
Diluted WASO (b)	NA	54	NA	54
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	As described in note 2, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Split-Off. The intergroup interests were quasi-equity interests, which were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which were generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock was underlying the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed condensed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Following such determination, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

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

	Three months ended June 30,			Six months ended June 30,
	2024		2023	2024	2023

		amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$	NA	(29)	NA	(88)
Adjustments		NA	—	NA	—
Diluted earnings (loss) attributable to Liberty Braves stockholders	$	NA	(29)	NA	(88)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,603	1,603	—	1,319	1,319	—
Short term marketable securities	$50	50	—	—	—	—
Debt and equity securities	$—	—	—	113	113	—
Financial instrument assets	$202	140	62	141	117	24
Debt	$2,988	—	2,988	3,059	—	3,059

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

or debt related instruments are reported in the foregoing table as Level 2 fair value. Short-term marketable securities in the table above are included in the Other current assets line item in the condensed consolidated balance sheets. As of December 31, 2023, debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheet. As of June 30, 2024, $10 million and $192 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2023, financial instrument assets included in the table above are included in the Other assets line item in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Debt and equity securities	$4	10	16	16
Debt measured at fair value (a)	146	(160)	92	(105)
Change in fair value of bond hedges	—	11	—	(99)
Other	19	43	58	46
	$169	(96)	166	(142)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a gain of $47 million and loss of $23 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $22 million and loss of $30 million for the six months ended June 30, 2024 and 2023, respectively. The cumulative change since issuance was a gain of $42 million as of June 30, 2024, net of the recognition of previously unrecognized gains and losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2024 and the carrying amount at December 31, 2023:

	June 30, 2024			December 31, 2023
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Liberty SiriusXM Group
Clean energy investments	99%	NA	$937	38
Sirius XM Canada	70%	NA	599	611
Other		NA	65	66
Total Liberty SiriusXM Group			1,601	715

Formula One Group
Other	various	NA	37	41
Total Formula One Group			37	41

Liberty Live Group
Live Nation (a)	30%	$6,529	319	307
Other		NA	26	26
Total Liberty Live Group			345	333

Consolidated Liberty			$1,983	1,089
(a)	See note 7 for details regarding the number and fair value of shares pledged as collateral as of June 30, 2024 pursuant to Liberty’s margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Canada	$3	1	8	5
Live Nation (a)	NA	83	NA	77
Other	(2)	(5)	(2)	(10)
Total Liberty SiriusXM Group	1	79	6	72

Formula One Group
Other (a)	(2)	(1)	(5)	(3)
Total Formula One Group	(2)	(1)	(5)	(3)

Liberty Live Group
Live Nation (a)	83	NA	63	NA
Other (a)	2	NA	1	NA
Total Liberty Live Group	85	NA	64	NA

Braves Group
Other	NA	12	NA	11
Total Braves Group	NA	12	NA	11
Consolidated Liberty	$84	90	65	80
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

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

During the three and six months ended June 30, 2024, the Company invested $22 million and $201 million in clean energy investments, respectively. During the six months ended June 30, 2024, the Company recognized non-cash increases of $635 million to each of investments in affiliates, accounted for using the equity method and other liabilities, in accordance with ASU 2023-02.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Under the proportional amortization method, the investment balances are being amortized, through income tax (expense) benefit, over the term of the investments based on the current period income tax benefits in proportion to the total expected income tax benefits. During the three and six months ended June 30, 2024, the Company recognized $12 million and $16 million, respectively, of net income tax benefits related to its clean energy investments in the income tax (expense) benefit line item on the condensed consolidated statement of operations, comprised of $54 million and $79 million of tax credits and other income tax benefits, respectively, partially offset by $42 million and $63 million of amortization expense, respectively.

Sirius XM Canada

As of June 30, 2024, Sirius XM Holdings holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.

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

Sirius XM Holdings recorded approximately $23 million and $25 million in revenue during the three months ended June 30, 2024 and 2023, respectively, and $47 million and $51 million in revenue during the six months ended June 30, 2024 and 2023, respectively, associated with these various agreements. Sirius XM Canada paid gross dividends to Sirius XM Holdings of less than $1 million during each of the three and six months ended June 30, 2024 and 2023.

SoundCloud

In February 2020, Sirius XM Holdings completed a $75 million investment in Series G Membership Units of SoundCloud Holdings, LLC (“SoundCloud”). The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.

In addition to Sirius XM Holdings’ investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the United States (“U.S.”) and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. Sirius XM Holdings recorded revenue share expense related to this agreement of $15 million and $13 million for the three months ended June 30, 2024 and 2023, respectively, and $30 million and $25 million for the six months ended June 30, 2024 and 2023, respectively. Sirius XM Holdings also had related party liabilities of $21 million and $20 million as of June 30, 2024 and December 31, 2023, respectively, related to this agreement.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2024	2024	2023

	amounts in millions
Liberty SiriusXM Group
Corporate level notes and loans:
3.75% Convertible Senior Notes due 2028 (1)	575	601	688
2.75% Exchangeable Senior Debentures due 2049 (1)	585	581	574
Sirius XM Holdings Margin Loan	595	595	695
Subsidiary notes and loans:
SiriusXM 3.125% Senior Notes due 2026	1,000	995	994
SiriusXM 5.0% Senior Notes due 2027	1,500	1,495	1,494
SiriusXM 4.0% Senior Notes due 2028	2,000	1,986	1,985
SiriusXM 5.50% Senior Notes due 2029	1,250	1,242	1,241
SiriusXM 4.125% Senior Notes due 2030	1,500	1,489	1,488
SiriusXM 3.875% Senior Notes due 2031	1,500	1,487	1,487
SiriusXM Senior Secured Revolving Credit Facility	350	350	—
SiriusXM Incremental Term Loan	—	—	500
Deferred financing costs		(8)	(9)
Total Liberty SiriusXM Group	10,855	10,813	11,137
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	503	480
Other	56	56	58
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,389	2,361	2,377
Deferred financing costs		(8)	(9)
Total Formula One Group	2,920	2,912	2,906
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	62	67	69
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,236	1,248
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,212	1,303	1,317
Total debt	$14,987	15,028	15,360
Debt classified as current		(685)	(1,180)
Total long-term debt		$14,343	14,180

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of June 30, 2024, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

3.75% Convertible Senior Notes due 2028

On March 10, 2023, Liberty issued $575 million convertible notes at an interest rate of 3.75% per annum, which, at Liberty’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. As of June 30, 2024, the conversion rate for the notes is approximately 35.4563 shares of Series A Liberty SiriusXM common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $28.20 per share of Series A Liberty SiriusXM common stock. The notes are attributed to the Liberty SiriusXM Group. Liberty has elected to account for the notes using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value.

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

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in July 2024, Liberty will deliver solely cash to satisfy its exchange obligations. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $90.10 per share. Initially, a total of approximately 10 million shares of Live Nation common stock were attributable to the debentures. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. Holders of the debentures have the right to require Liberty to purchase their debentures on September 1, 2024. Accordingly, the 0.5% Exchangeable Senior Debentures due 2050 are classified as a current liability in the condensed consolidated balance sheet. In August 2024, Liberty issued a redemption notice for all of its 0.5% Exchangeable Senior Debentures due 2050. Any debentures that are not so purchased or properly surrendered for exchange will be redeemed in full on September 1, 2024. Settlement of any debentures properly surrendered for exchange is expected to be completed in October 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to (but excluding) the redemption or purchase date, plus any

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

final period distribution. As of June 30, 2024, approximately 1 million shares of Live Nation common stock are attributable to the debentures. Liberty has elected to account for the debentures using the fair value option. See note 5 for information related to unrealized gains (losses) on debt measured at fair value. On August 3, 2023, in connection with the Reclassification, as described in note 2, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

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

Margin Loans

Sirius XM Holdings Margin Loan

In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of Liberty, amended its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 million term loan and an $875 million revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of London Inter-Bank Overnight Rate plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075 million, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.58% per annum at June 30, 2024. During the six months ended June 30, 2024, Siri MarginCo repaid $100 million of borrowings outstanding under the term loan. As of June 30, 2024, availability under the Sirius XM Holdings Margin Loan was $1,075 million. As of June 30, 2024, 1.0 billion shares of the Company’s Sirius XM Holdings common stock with a value of $2,830 million were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term SOFR plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2024, availability under the Live Nation Margin Loan was $400 million. As of June 30, 2024, 9.0 million shares of the Company’s Live Nation common stock with

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

a value of $841 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 2, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

Sirius XM Holdings Senior Secured Revolving Credit Facility and Incremental Term Loan

Sirius XM Holdings entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with a syndicate of financial institutions with a total borrowing capacity of $1,750 million which matures in August 2026. The Credit Facility is guaranteed by certain of Sirius XM Holdings’ material domestic subsidiaries and is secured by a lien on substantially all of Sirius XM Holdings' assets and the assets of its material domestic subsidiaries. Interest on borrowings is payable on a monthly basis and accrues at a rate based on SOFR plus an applicable rate. Borrowings outstanding under the Credit Facility bore interest at a rate of 6.93% per annum as of June 30, 2024. Sirius XM Holdings is required to pay a variable fee on the average daily unused portion of the Credit Facility which was 0.25% per annum as of June 30, 2024 and is payable on a quarterly basis. The Credit Facility contains customary covenants, including a maintenance covenant. Availability under the Credit Facility was $1,400 million as of June 30, 2024.

On April 11, 2022, Sirius XM Holdings entered into an amendment to the Credit Facility to incorporate an incremental term loan borrowing of $500 million. Interest on the incremental term loan was based on SOFR plus an applicable rate. The incremental term loan matured on April 11, 2024 and was retired with cash for 100% of the principal amount plus accrued interest.

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

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous $2.9 billion first lien Term Loan B and $500 million revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility (collectively, the “Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on January 15, 2028 and the Term Loan B matures on January 15, 2030.  As of June 30, 2024, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 7.37% as of June 30, 2024. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $1.7 billion of interest rate swaps as of June 30, 2024, with a termination date in December 2029 and an optional early termination date in December 2027.

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

Fair Value of Debt

The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM Holdings’ publicly traded debt securities, not reported at fair value, are as follows (amounts in millions):

June 30, 2024
SiriusXM 3.125% Senior Notes due 2026	$937
SiriusXM 5.0% Senior Notes due 2027	$1,431
SiriusXM 4.0% Senior Notes due 2028	$1,797
SiriusXM 5.50% Senior Notes due 2029	$1,169
SiriusXM 4.125% Senior Notes due 2030	$1,275
SiriusXM 3.875% Senior Notes due 2031	$1,221

Due to the variable rate nature of the Credit Facility, margin loans and other debt, the Company believes that the carrying amount approximates fair value at June 30, 2024.

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

Sirius XM Holdings Restructuring

During the six months ended June 30, 2024, Sirius XM Holdings further realigned its business to focus on strategic priorities, reducing the size of its workforce, and recorded charges of $3 million and $15 million during the three and six months ended June 30, 2024, respectively, primarily related to severance and other related costs. In addition, Sirius XM Holdings recorded $1 million of impairments primarily related to vacated office space during the three months ended June 30, 2024 and $2 million of impairments primarily related to terminated software projects and vacated office space during the six months ended June 30, 2024.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the six months ended June 30, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities.  As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%. Sirius XM Holdings recorded charges of $5 million and $28 million during the three and six months ended June 30, 2023, respectively, primarily related to severance and other employee costs. Sirius XM Holdings also recorded impairments of $10 million and $13 million during the three and six months ended June 30, 2023, respectively, primarily related to terminated software projects. In addition, Sirius XM Holdings vacated one of its leased locations and recorded an impairment of $5 million to reduce the carrying value of the related right of use asset to its estimated fair value and accrued expenses of $2 million for which it will not recognize any future economic benefits during the six months ended June 30, 2023. These charges were recorded to impairment, restructuring and acquisition costs in the condensed consolidated statements of operations.

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

New York State v. Sirius XM Radio Inc.  On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County (the “Court”), against Sirius XM Holdings.  The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of Sirius XM Holdings’ subscription cancellation practices. In general, the Petition alleges that Sirius XM Holdings requires consumers to devote an excessive amount of time to cancel subscriptions and has not implemented cancellation processes that are simple and efficient.

The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with Sirius XM Holdings’ subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties; and the NY AG’s costs.

In March 2024, Sirius XM Holdings filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM Holdings cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM Holdings’ cross motion for summary judgment. In May 2024, Sirius XM Holdings filed a further opposition to the Petition, and a reply in support of its cross-motion. The Petition and Sirius XM Holdings’ cross-motion are now fully submitted. The parties have jointly requested that the Court set oral arguments; the Court has yet to act upon that request. Sirius XM Holdings intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations.  A number of class actions and mass arbitrations have been commenced against Sirius XM Holdings relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that Sirius XM Holdings falsely advertised its music subscription plans at lower prices than it actually charges, that Sirius XM Holdings allegedly did not disclose its “U.S. Music Royalty Fee” and that Sirius XM Holdings has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin Sirius XM Holdings from advertising its music subscription plans without more specifically disclosing the existence and amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

To date, the actions and arbitrations filed against Sirius XM Holdings include:

•	On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM Holdings in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California, which issued an Order on November 9, 2023 granting Sirius XM Holdings’ Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the Court’s granting of the Motion, and Sirius XM Holdings cross-appealed the Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal have been dismissed leaving the District Court’s order compelling arbitration in place.
•	On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the District of New Jersey. Sirius XM Holdings filed a Motion to Compel Arbitration on August 18, 2023. Sirius XM Holdings renewed that motion on June 14, 2024 and the renewed motion remains pending.
•	On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM Holdings in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM Holdings’ Motion to Dismiss and Sirius XM Holdings filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM Holdings filed a Motion for Partial Summary Judgment and to Strike Class Allegations. On July 18, 2024, the Court issued an Opinion and Order granting Sirius XM Holdings’ motion for partial summary judgment and striking the plaintiffs’ class allegations. This case is now expected to proceed solely as to plaintiffs’ individual claims.
•	On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York, seeking to compel Sirius XM Holdings to arbitrate and advance the payment of American Arbitration Association (the “AAA”) arbitration fees in connection with individual arbitrations. On July 3, 2024, those petitioners filed an amended petition seeking the same relief on behalf of a revised list of 7,628 petitioners. The Court has not taken any action in connection with the amended petition.
•	On June 14, 2024, Kara Kirkpatrick, Gillian Maxfield, Anna Demarco and Cody Michael, individually and on behalf of all other Oregon persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the District of Oregon.
•	On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the Western District of Washington.
•	On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

States District Court for the Northern District of California. On July 3, 2024, plaintiffs filed an administrative motion to relate this case to the earlier filed Stevenson case.
•	On June 26, 2024, Bonnie Wilson, individually and on behalf of all other U.S. persons similarly situated, filed a class action complaint against Sirius XM Holdings in the United States District Court for the Southern District of New York.
•	Commencing in June 2023, various law firms began filing mass arbitration claims against Sirius XM Holdings before the AAA. Collectively, the law firms purport to act on behalf of approximately 70,000 claimants. Several of the law firms have asserted additional causes of action under the Electronic Funds Transfer Act.

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

For the six months ended June 30, 2024, the Company has identified the following subsidiaries as its reportable segments:

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

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings:
Subscriber	$1,658	1,726	3,338	3,417
Advertising	443	444	845	819
Equipment	47	47	97	93
Other	30	33	60	65
Total Liberty SiriusXM Group	2,178	2,250	4,340	4,394
Formula One Group
Formula 1:
Primary	739	618	1,202	932
Other	132	106	222	173
Corporate and other	141	—	185	—
Intergroup elimination	(24)	—	(34)	—
Total Formula One Group	988	724	1,575	1,105
Braves Group
Corporate and other:
Baseball	NA	254	NA	272
Mixed-Use Development	NA	16	NA	29
Total Braves Group	NA	270	NA	301
Consolidated Liberty	$3,166	3,244	5,915	5,800

Live Nation’s revenue was $6,023 million and $5,631 million during the three months ended June 30, 2024 and 2023, respectively, and $9,823 million and $8,758 million during the six months ended June 30, 2024 and 2023, respectively.

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

consolidated statement of operations as the services are provided. Changes in the contract liability balance for Sirius XM Holdings during the six months ended June 30, 2024 were not materially impacted by other factors. The opening and closing balances for our deferred revenue related to Formula 1 and other subsidiaries for the six months ended June 30, 2024 were approximately $248 million and $712 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and other subsidiaries are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,343 million for the remainder of 2024, $2,525 million in 2025, $2,034 million in 2026, $5,754 million in 2027 through 2031, and $1,868 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$688	702	1,323	1,327
Live Nation	NA	589	NA	909
Corporate and other	(9)	(8)	(19)	(19)
Eliminate equity method affiliate	NA	(589)	NA	(909)
Total Liberty SiriusXM Group	679	694	1,304	1,308
Formula One Group
Formula 1	160	155	368	272
Corporate and other	5	(14)	(1)	(26)
Total Formula One Group	165	141	367	246
Liberty Live Group
Live Nation	717	NA	1,084	NA
Corporate and other	(1)	NA	(2)	NA
Eliminate equity method affiliate	(717)	NA	(1,084)	NA
Total Liberty Live Group	(1)	NA	(2)	NA
Braves Group
Corporate and other	NA	42	NA	11
Total Braves Group	NA	42	NA	11
Consolidated Liberty	$843	877	1,669	1,565

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2024
	Total	Investments	Capital
	assets	in affiliates	expenditures

	amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$30,725	1,601	347
Corporate and other	96	—	—
Total Liberty SiriusXM Group	30,821	1,601	347
Formula One Group
Formula 1	9,285	2	38
Corporate and other	1,667	35	2
Intergroup elimination	(142)	—	—
Total Formula One Group	10,810	37	40
Liberty Live Group
Live Nation	20,454	548	339
Corporate and other	1,000	345	—
Eliminate equity method affiliate	(20,454)	(548)	(339)
Total Liberty Live Group	1,000	345	—
Elimination	1	—	—
Consolidated Liberty	$42,632	1,983	387

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$843	877	1,669	1,565
Impairment, restructuring and acquisition costs (note 8)	(15)	(19)	(37)	(51)
Legal settlements and reserves	—	(24)	—	(24)
Stock-based compensation	(55)	(54)	(116)	(110)
Depreciation and amortization	(245)	(257)	(486)	(517)
Operating income (loss)	528	523	1,030	863
Interest expense	(186)	(200)	(377)	(396)
Share of earnings (losses) of affiliates, net	84	90	65	80
Realized and unrealized gains (losses) on financial instruments, net	169	(96)	166	(142)
Other, net	28	50	55	64
Earnings (loss) before income taxes	$623	367	939	469

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of June 30, 2024. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

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

Each of the Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the IRS completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. The Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

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

As of June 30, 2024, the Liberty SiriusXM Group is primarily comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As of June 30, 2024, the Liberty SiriusXM Group had cash and cash equivalents of approximately $188 million, which included approximately $100 million of subsidiary cash.

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

As of June 30, 2024, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $1,491 million as of June 30, 2024, which included $1,303 million of subsidiary cash.

As of June 30, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, certain public and private assets, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.

Prior to the Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

On December 11, 2023, Liberty entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (the “Liberty Sirius XM Holdings Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement, dated as of December 11, 2023, and as amended by the First Amendment to the Reorganization Agreement, dated as of June 16, 2024, in each case, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (as may be amended from time to time, the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 0.83 of a share of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. The Liberty Sirius XM Holdings Split-Off is intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares) and the completion of the Liberty Sirius XM Holdings Split-Off will be subject to various conditions, including the receipt of opinions of tax counsel. On December 11, 2023, Liberty also entered into an Agreement and Plan of Merger (as amended by the First Amendment to the Agreement and Plan of Merger, dated as of June 16, 2024), pursuant to which Radio Merger Sub, LLC, a wholly owned subsidiary of Liberty Sirius XM Holdings, will merge with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”), subject to the satisfaction of certain conditions. The Merger is dependent and conditioned on the approval and completion of the Liberty Sirius XM Holdings Split-Off, and the Merger will not be completed unless the Liberty Sirius XM Holdings Split-Off is completed. If the Liberty Sirius XM Holdings Split-Off is completed, the Merger will also be completed. Subject to the satisfaction of various conditions, the Company expects to complete the proposed Transactions on September 9, 2024.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
Liberty SiriusXM Group
Sirius XM Holdings	$2,178	2,250	4,340	4,394
Total Liberty SiriusXM Group	2,178	2,250	4,340	4,394
Formula One Group
Formula 1	871	724	1,424	1,105
Corporate and other	141	—	185	—
Intergroup elimination	(24)	—	(34)	—
Total Formula One Group	988	724	1,575	1,105
Braves Group
Corporate and other	NA	270	NA	301
Total Braves Group	NA	270	NA	301
Consolidated Liberty	$3,166	3,244	5,915	5,800

Operating Income (Loss)
Liberty SiriusXM Group
Sirius XM Holdings	$482	464	904	851
Corporate and other	(11)	(12)	(24)	(26)
Total Liberty SiriusXM Group	471	452	880	825
Formula One Group
Formula 1	84	72	220	107
Corporate and other	(25)	(20)	(66)	(39)
Total Formula One Group	59	52	154	68
Liberty Live Group
Corporate and other	(2)	NA	(4)	NA
Total Liberty Live Group	(2)	NA	(4)	NA
Braves Group
Corporate and other	NA	19	NA	(30)
Total Braves Group	NA	19	NA	(30)
Consolidated Liberty	$528	523	1,030	863

Adjusted OIBDA
Liberty SiriusXM Group
Sirius XM Holdings	$688	702	1,323	1,327
Corporate and other	(9)	(8)	(19)	(19)
Total Liberty SiriusXM Group	679	694	1,304	1,308
Formula One Group
Formula 1	160	155	368	272
Corporate and other	5	(14)	(1)	(26)
Total Formula One Group	165	141	367	246
Liberty Live Group
Corporate and other	(1)	NA	(2)	NA
Total Liberty Live Group	(1)	NA	(2)	NA
Braves Group
Corporate and other	NA	42	NA	11
Total Braves Group	NA	42	NA	11
Consolidated Liberty	$843	877	1,669	1,565

Revenue.  Our consolidated revenue decreased $78 million for the three months ended June 30, 2024, as compared to the corresponding period in the prior year, driven by a decrease in Braves Holdings revenue due to the Split-Off in 2023, a decrease in Sirius XM Holdings revenue and intergroup eliminations, partially offset by an increase in Formula 1 revenue and revenue from QuintEvents, which was acquired in January 2024.  Our consolidated revenue increased $115 million for the six months ended June 30, 2024, as compared to the corresponding periods in the prior year, driven by an increase in Formula 1 revenue and revenue from QuintEvents, partially offset by a decrease in Braves Holdings revenue due to the Split-Off in 2023, a decrease in Sirius XM Holdings revenue and intergroup eliminations. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Operating income (loss).  Our consolidated operating income increased $5 million for the three months ended June 30, 2024, as compared to the corresponding period in the prior year, primarily driven by $18 million and $12 million increases in Sirius XM Holdings and Formula 1 operating results, respectively, and QuintEvents operating results, which was acquired in January 2024, partially offset by the impact of the Split-Off of Braves Holdings in 2023. Our consolidated operating income increased $167 million for the six months ended June 30, 2024, as compared to the corresponding period in the prior year, primarily driven by increases in Formula 1 and Sirius XM Holdings operating results, and an increase in corporate and other operating results, primarily driven by the Split-Off of Braves Holdings in 2023, partially offset by QuintEvents operating results. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

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

We recorded $116 million and $110 million of stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $24 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.8 years. Additionally, as of June 30, 2024, the total unrecognized compensation cost related to unvested Sirius XM Holdings stock options and restricted stock units was $385 million. The Sirius XM Holdings unrecognized compensation cost will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

Impairment, restructuring and acquisition costs. Sirius XM Holdings recorded impairment, restructuring and acquisition costs of $4 million and $18 million during the three months ended June 30, 2024 and 2023, respectively, and $17 million and $50 million during the six months ended June 30, 2024 and 2023, respectively. See “Results of Operations—Businesses” below for a more complete discussion of Sirius XM Holdings’ impairment, restructuring and acquisition costs. In addition, the Company recorded $11 million and $20 million of costs related to corporate acquisitions during the three and six months ended June 30, 2024, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$528	523	1,030	863
Depreciation and amortization	245	257	486	517
Stock-based compensation	55	54	116	110
Legal settlements and reserves	—	24	—	24
Impairment, restructuring and acquisition costs	15	19	37	51
Adjusted OIBDA	$843	877	1,669	1,565

Consolidated Adjusted OIBDA decreased $34 million and increased $104 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended June 30, 2024 was primarily due to the Split-Off of Braves Holdings in 2023 and a decrease in Sirius XM Holdings Adjusted OIBDA, partially offset by QuintEvents Adjusted OIBDA, which was acquired in January 2024, and an increase in Formula 1 Adjusted OIBDA. The increase in Adjusted OIBDA for the six months ended June 30, 2024 was primarily driven by an increase in Formula 1 Adjusted OIBDA and QuintEvents Adjusted OIBDA, partially offset by the Split-Off of Braves Holdings in 2023 and a decrease in Sirius XM Holdings Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Sirius XM Holdings and Formula 1.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Interest expense
Liberty SiriusXM Group	$(126)	(137)	(255)	(273)
Formula One Group	(53)	(54)	(108)	(105)
Liberty Live Group	(7)	NA	(14)	NA
Braves Group	NA	(9)	NA	(18)
Consolidated Liberty	$(186)	(200)	(377)	(396)

Share of earnings (losses) of affiliates, net
Liberty SiriusXM Group	$1	79	6	72
Formula One Group	(2)	(1)	(5)	(3)
Liberty Live Group	85	NA	64	NA
Braves Group	NA	12	NA	11
Consolidated Liberty	$84	90	65	80

Realized and unrealized gains (losses) on financial instruments, net
Liberty SiriusXM Group	$82	(164)	100	(162)
Formula One Group	(1)	64	47	17
Liberty Live Group	88	NA	19	NA
Braves Group	NA	4	NA	3
Consolidated Liberty	$169	(96)	166	(142)

Other, net
Liberty SiriusXM Group	$2	23	8	26
Formula One Group	20	24	35	34
Liberty Live Group	6	NA	12	NA
Braves Group	NA	3	NA	4
Consolidated Liberty	$28	50	55	64

	$95	(156)	(91)	(394)

Interest expense. Consolidated interest expense decreased $14 million and $19 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to the Split-Off of Braves Holdings in 2023. Certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification.

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended			Six months ended
	June 30,			June 30,
	2024		2023	2024	2023

	amounts in millions
Liberty SiriusXM Group
Live Nation (a)	$	NA	83	NA	77
Sirius XM Canada		3	1	8	5
Other		(2)	(5)	(2)	(10)
Total Liberty SiriusXM Group		1	79	6	72

Formula One Group
Other (a)		(2)	(1)	(5)	(3)
Total Formula One Group		(2)	(1)	(5)	(3)

Liberty Live Group
Live Nation (a)		83	NA	63	NA
Other (a)		2	NA	1	NA
Total Liberty Live Group		85	NA	64	NA

Braves Group
Other		NA	12	NA	11
Total Braves Group		NA	12	NA	11
Consolidated Liberty		$84	90	65	80
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Debt and equity securities	$4	10	16	16
Debt measured at fair value	146	(160)	92	(105)
Change in fair value of bond hedges	—	11	—	(99)
Other	19	43	58	46
	$169	(96)	166	(142)

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

Other realized and unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps, realized gains (losses) on Formula 1’s interest rate swaps and changes in the fair value of the Company’s foreign currency forward contracts.

Other, net.  Other, net income decreased $22 million and $9 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily driven by gains on early debt extinguishment recognized during the three and six months ended June 30, 2023. The decrease in other, net income during the six months ended June 30, 2024 was partially offset by tax related expense pursuant to a tax sharing agreement with Qurate Retail recognized during the six months ended June 30, 2023 and gains on dilution of our investment in Live Nation recognized during the six months ended June 20, 2024 compared to losses on dilution of our investment in Live Nation recognized during the six months ended June 30, 2023.

Income taxes.  During the three and six months ended June 30, 2024, we had earnings before income taxes of $623 million and $939 million, respectively, and income tax expense of $116 million and $187 million, respectively. During the three and six months ended June 30, 2023, we had earnings before income taxes of $367 million and $469 million, respectively, and income tax expense of $64 million and $114 million, respectively. For the three and six months ended June 30, 2024, the Company recognized tax expense less than the expected federal rate of 21% primarily due to certain gains that are not taxable and tax credits and incentives generated by our clean energy investments, partially offset by the effect of state income taxes. For the three months ended June 30, 2023, the Company recognized tax expense less than the expected federal rate of 21% primarily due to a decrease in the Company’s valuation allowance and tax credits and incentives generated by our clean energy investments, partially offset by the effect of state income taxes. For the six months ended June 30, 2023, the Company recognized tax expense greater than the expected federal rate of 21% primarily due to the effect of state income taxes and certain losses that are not deductible for tax purposes, partially offset by tax credits and incentives generated by our clean energy investments and a decrease in the Company’s valuation allowance.

Net earnings.  We had net earnings of $507 million and $752 million during the three and six months ended June 30, 2024, respectively, and $303 million and $355 million for the three months and six months ended June 30, 2023, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2024, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2024, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Liberty SiriusXM Group
Sirius XM Holdings	$100
Corporate and other	88
Total Liberty SiriusXM Group	$188
Formula One Group
Formula 1	$1,245
Corporate and other	246
Total Formula One Group	$1,491
Liberty Live Group
Corporate and other	$406
Total Liberty Live Group	$406

Liberty has a controlling interest in Sirius XM Holdings, which has significant cash and cash provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash, except through dividends. Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the six months ended June 30, 2024, Formula 1 distributed $150 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of June 30, 2024, Liberty had $1,075 million available under Liberty’s margin loan secured by shares of Sirius XM Holdings and $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

As stated in note 7 to the accompanying condensed consolidated financial statements, the Company, Sirius XM Holdings and Formula 1 are in compliance with their debt covenants as of June 30, 2024.

	Six months ended
	June 30,
	2024	2023

Cash Flow Information	amounts in millions
Liberty SiriusXM Group cash provided (used) by operating activities	$753	854
Formula One Group cash provided (used) by operating activities	401	308
Liberty Live Group cash provided (used) by operating activities	(7)	NA
Braves Group cash provided (used) by operating activities	NA	36
Net cash provided (used) by operating activities	$1,147	1,198
Liberty SiriusXM Group cash provided (used) by investing activities	$(550)	(377)
Formula One Group cash provided (used) by investing activities	(308)	(304)
Liberty Live Group cash provided (used) by investing activities	108	NA
Braves Group cash provided (used) by investing activities	NA	(30)
Net cash provided (used) by investing activities	$(750)	(711)
Liberty SiriusXM Group cash provided (used) by financing activities	$(314)	(528)
Formula One Group cash provided (used) by financing activities	6	(250)
Liberty Live Group cash provided (used) by financing activities	—	NA
Braves Group cash provided (used) by financing activities	NA	4
Net cash provided (used) by financing activities	$(308)	(774)

Liberty’s primary uses of cash during the six months ended June 30, 2024 (excluding cash used by Sirius XM Holdings and Formula 1) were $205 million for acquisitions, net of cash acquired, and $103 million for debt repayments, which were primarily funded by cash on hand, quarterly cash dividends from Sirius XM Holdings and proceeds from dispositions.

Sirius XM Holdings’ primary uses of cash were debt repayments, additions to property and equipment and dividends paid to stockholders. Sirius XM Holdings’ uses of cash were funded by cash provided by operating activities and borrowings of debt. During the six months ended June 30, 2024, Sirius XM Holdings declared quarterly dividends and paid in cash an aggregate amount of $205 million, of which Liberty received $171 million. On July 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on its common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.

During the six months ended June 30, 2024, Formula 1’s primary use of cash was $38 million of capital expenditures, funded by cash from operations.

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

The primary source of revenue for the SiriusXM business is subscription fees, with most of its customers subscribing to monthly or annual plans. SiriusXM also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of its satellite radios and accessories, and other ancillary services. As of June 30, 2024, the SiriusXM business had approximately 33.3 million subscribers.

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

The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices. Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists and podcasts as well as search and play songs and albums on-demand.  Pandora is available as an ad-supported radio service, a radio subscription service (Pandora Plus), and an on-demand subscription service (Pandora Premium). As of June 30, 2024, Pandora had approximately 45.1 million monthly active users and 6.0 million subscribers.

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

Results of Operations

Liberty acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied acquisition accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of accounting adjustments for Liberty’s acquisition of Sirius XM Holdings in the current and prior periods. As of June 30, 2024, there is an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM

Holdings attributable to such noncontrolling interest is eliminated through the noncontrolling interest line item in the accompanying condensed consolidated statement of operations.

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

Sirius XM Holdings’ operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
SiriusXM:
Subscriber revenue	$1,520	1,597	3,067	3,160
Advertising revenue	43	44	83	85
Equipment revenue	47	47	97	93
Other revenue	30	33	60	65
Total SiriusXM revenue	1,640	1,721	3,307	3,403
Pandora and Off-platform:
Subscriber revenue	138	129	271	257
Advertising revenue	400	400	762	734
Total Pandora and Off-platform revenue	538	529	1,033	991
Total revenue	2,178	2,250	4,340	4,394
Operating expenses (excluding stock-based compensation included below):
SiriusXM cost of services	(655)	(677)	(1,329)	(1,340)
Pandora and Off-platform cost of services	(357)	(375)	(709)	(727)
Subscriber acquisition costs	(92)	(93)	(182)	(183)
Selling, general and administrative expenses	(326)	(331)	(663)	(677)
Other operating expenses	(60)	(72)	(134)	(140)
Adjusted OIBDA	688	702	1,323	1,327
Impairment, restructuring and acquisition costs	(4)	(18)	(17)	(50)
Legal settlements and reserves	—	(24)	—	(24)
Stock-based compensation	(46)	(42)	(91)	(87)
Depreciation and amortization	(156)	(154)	(311)	(315)
Operating income	$482	464	904	851

SiriusXM Subscriber revenue includes self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees. Subscriber revenue decreased 5% and 3% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers as well as lower self-pay average monthly revenue per subscriber, driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans, and a reduction in paid promotional revenue.

SiriusXM Advertising revenue includes the sale of advertising on SiriusXM’s non-music channels. Advertising revenue decreased 2% for both the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year, primarily due to lower revenue from entertainment channels, partially offset by higher revenue earned on sports and comedy channels.

SiriusXM Equipment revenue includes revenue and royalties from the sale of satellite radios, components and accessories. Equipment revenue was flat and increased 4% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the six months ended June 30, 2024 was driven by increased chipset production.

SiriusXM Other revenue includes service and advisory revenue from Sirius XM Canada, connected vehicle services, and ancillary revenue. Other revenue decreased 9% and 8% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by lower royalty revenue from Sirius XM Canada.

Pandora and Off-platform subscriber revenue includes fees charged for Pandora Plus and Pandora Premium. Pandora and Off-platform subscriber revenue increased 7% and 5% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily driven by rate increases on Pandora subscription plans, partially offset by a decline in the subscriber base.

Pandora and Off-platform advertising revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising. Pandora and Off-platform advertising revenue was flat and increased 4% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily driven by higher podcasting revenue and tech fees as well as higher sell-through on the Pandora ad-supported service.

SiriusXM Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs associated with providing the satellite radio service.

●	Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share. Revenue share and royalties decreased 4% and 1% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by lower revenue, partially offset by higher web streaming royalty rates.
●	Programming and Content includes costs to acquire, create, promote and produce content. Programming and content costs were relatively flat and increased 1% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the six months ended June 30, 2024 was primarily driven by higher personnel-related costs.
●	Customer Service and Billing includes costs associated with the operation and management of SiriusXM’s internal and third party customer service centers and SiriusXM’s subscriber management systems as well as billing and collection costs, bad debt expense and transaction fees. Customer service and billing costs decreased 12% and 9% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by lower call center costs, transaction and payment process fees, bad debt expense and personnel-related costs.
●	Other includes costs associated with the operation and maintenance of SiriusXM’s terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of SiriusXM’s Internet and 360L streaming and connected vehicle services as well as costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in SiriusXM’s direct to consumer distribution channels. Other costs of services increased 16% and 17% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by higher hosting costs associated with SiriusXM’s streaming platform, partially offset by lower equipment sales and lower shipping costs.

Pandora and Off-platform Cost of services includes revenue share and royalties, programming and content costs, customer service and billing expenses and other ancillary costs. Pandora and Off-platform costs of services decreased 5% and 2% for the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year.

●	Revenue share and royalties include licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. Pandora makes payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, Pandora records this as a cost of service in the related period. Revenue share and royalties decreased 3% and 2% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to lower revenue share related to podcasts.
●	Programming and content includes costs to produce owned and operated podcasts, live listener events and promote content. Programming and content costs decreased 19 % and 6% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, due to lower license fee and personnel-related costs. The decrease for the three months ended June 30, 2024 was also driven by lower live event costs.
●	Customer service and billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense. Customer service and billing costs decreased 13% and 7% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by lower bad debt expense, primarily during the second quarter.
●	Other includes costs associated with content streaming, maintaining Pandora’s streaming radio and on-demand subscription services and creating and serving advertisements through third party ad servers. Other costs decreased 33% and 12% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by lower bandwidth costs.

Subscriber acquisition costs are costs only associated with SiriusXM’s satellite radio and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios. For both the three and six months ended June 30, 2024, subscriber acquisition costs decreased 1%, as compared to the corresponding periods in the prior year, due to lower hardware subsidies driven by installations as well as lower commission and hardware subsidy rates.

Selling, general and administrative expenses includes costs of marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; personnel costs; facilities costs, finance, legal, human resources and information technology costs. For both the three and six months ended June 30, 2024, selling, general and administrative expense decreased 2%, as compared to the corresponding periods in the prior year, primarily due lower personnel-related costs, partially offset by costs related to the Liberty Sirius XM Holdings Split-Off incurred during the three and six months ended June 30, 2024 and an increase in brand and content marketing.

Other operating expenses include engineering, design and development costs consisting primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and costs associated with the incorporation of SiriusXM’s radios into new vehicles manufactured by automakers. For the three and six months ended June 30, 2024, other operating expenses decreased 17% and 4%, respectively, as compared to the corresponding periods in the prior year, driven by higher capitalized personnel-related costs, partially offset by higher personnel-related and cloud hosting costs.

Impairment, restructuring and acquisition costs include impairment charges associated with the carrying amount of an asset exceeding the asset’s fair value, restructuring expenses associated with the abandonment of certain leased office spaces, employee severance charges associated with organizational changes and acquisition costs. During the three months ended June 30, 2024, Sirius XM Holdings recorded $3 million associated with severance and other employee costs and $1 million of impairments, primarily related to vacated office space. During the six months ended June 30, 2024, Sirius XM Holdings recorded $15 million associated with severance and other employee costs and $2 million of impairments, primarily related to terminated software projects and vacated office space. During the three months ended June 30, 2023, Sirius XM Holdings recorded impairments primarily related to terminated software projects of $10 million, restructuring costs of $5 million and a cost-method investment impairment of $2 million. During the six months ended June 30, 2023,

Sirius XM Holdings recorded $23 million associated with severance and other related costs, impairments primarily related to terminated software projects of $13 million, vacated office space impairments of $7 million, restructuring costs of $5 million and a cost-method investment impairment of $2 million.

Stock-based compensation increased 10% and 5% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by the cancellation of options during the prior year periods primarily due to a reduction in Sirius XM Holdings’ workforce.

Depreciation and amortization expense increased 1% and decreased 1% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2024 was primarily due to the write-down of certain property and equipment recorded in the acquisition of Sirius XM Holdings by Liberty and an increase in capitalized software and hardware, partially offset by certain intangible assets that reached the end of their useful lives. The decrease for the six months ended June 30, 2024 was primarily due to the retirement of a satellite during the six months ended June 30, 2023 and certain assets that reached the end of their useful lives, partially offset by the write-down of certain property and equipment recorded in the acquisition of Sirius XM Holdings by Liberty and an increase in capitalized software and hardware.

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

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Primary Formula 1 revenue	$739	618	1,202	932
Other Formula 1 revenue	132	106	222	173
Total Formula 1 revenue	871	724	1,424	1,105
Operating expenses (excluding stock-based compensation):
Cost of Formula 1 revenue	(645)	(519)	(931)	(725)
Selling, general and administrative expenses	(66)	(50)	(125)	(108)
Adjusted OIBDA	160	155	368	272
Stock-based compensation	(1)	(1)	(1)	(1)
Depreciation and amortization	(75)	(82)	(147)	(164)
Operating income (loss)	$84	72	220	107

Number of Events	8	6	11	8

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

Primary Formula 1 revenue increased $121 million and $270 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by the calendar variance, with two and three more Events, respectively. Media rights revenue increased during the three and six months ended June 30, 2024 due to the impact of the calendar variance on revenue recognition, contractual increases in fees and continued growth in F1 TV subscription revenue. Sponsorship revenue increased during the three and six months ended June 30, 2024 due to the impact of the calendar variance on Event specific and season-based fees, revenue from new sponsors and contractual increases in fees from existing sponsors. Race promotion revenue was relatively flat during the three months ended June 30, 2024 as compared to the corresponding period in the prior year, as the revenue from two more Events was offset by the different mix of Events held. Race promotion revenue increased during the six months ended June 30, 2024, as compared to the corresponding period in the prior year, driven by three more Events, contractual increases in fees, and new Sprint and F1 Academy race fees, partially offset by the calendar mix variance.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Formula One Paddock Club at most Events, facilitating the shipment of cars and equipment to and from Events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and the new F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations. Other Formula 1 revenue increased $26 million and $49 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, driven by the impact of more Events during the current year periods, resulting in higher hospitality, freight, travel, technical services and Formula 2 and Formula 3 income. The increase during the six months ended June 30, 2024 was also driven by the sale of new Formula 2 cars and associated parts at the beginning of the new Formula 2 vehicle cycle.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Team payments	$(435)	(344)	(598)	(456)
Other costs of Formula 1 revenue	(210)	(175)	(333)	(269)
Cost of Formula 1 revenue	$(645)	(519)	(931)	(725)

Cost of Formula 1 revenue increased $126 million and $206 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. The increases in team payments during the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year, were attributable to the pro rata recognition of expected increased team payments.

Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. On an annual basis, the largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. Other costs increased $35 million and $64 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to higher commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams and higher hospitality, FIA regulatory, digital, technical and travel costs related to the additional Events in the current year periods, higher costs of the F1 Academy series and Las Vegas Grand Prix related lease costs. The increase for the six months ended June 30, 2024 was also driven by the costs of supplying the new Formula 2 cars and associated parts at the start of the new vehicle cycle and higher freight costs related to the additional Events in the current year period.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $16 million and $17 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to higher personnel, information technology, property, legal and other professional fee costs, partially offset by lower marketing costs, lower foreign currency exchange losses and bad debt recoveries.

Stock-based compensation was flat during the both the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $7 million and $17 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Liberty SiriusXM Group	$945	7.3%	$9,910	4.2%
Formula One Group	$739	7.4%	$2,181	4.3%
Liberty Live Group	NA	NA	$1,212	2.3%

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

Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at June 30, 2024 the aggregate value of such security would have been $653 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There were no repurchases of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock during the three months ended June 30, 2024. As of June 30, 2024, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended June 30, 2024, no shares of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

II-1

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
2.1

First Amendment to Agreement and Plan of Merger, dated as of June 16, 2024, by and among Liberty Media Corporation, Sirius XM Holdings Inc., Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on June 17, 2024 (File No. 001-35707)

10.1

First Amendment to Reorganization Agreement, dated as of June 16, 2024, by and among Liberty Media Corporation, Sirius XM Holdings Inc. and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on June 17, 2024 (File No. 001-35707)

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

LIBERTY MEDIA CORPORATION
Date:	August 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3