Form 10-Q
period 2024-09-30
Liberty Media Corp
filed 2024-11-12
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2024 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,985,441	2,434,102	222,286,598
Liberty Live common stock	25,563,295	2,541,341	63,633,585

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2024	December 31, 2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,054	1,713
Trade and other receivables, net	122	123
Other current assets	503	180
Current assets of discontinued operations (note 2)	—	1,361
Total current assets	3,679	3,377
Investments in affiliates, accounted for using the equity method (note 7)	483	374

Property and equipment, at cost	1,010	973
Accumulated depreciation	(183)	(135)
	827	838

Goodwill	4,192	3,956
Intangible assets subject to amortization, net	2,757	2,858
Other assets	1,270	1,384
Noncurrent assets of discontinued operations (note 2)	—	28,540
Total assets	$13,208	41,327

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$404	474
Current portion of debt, including $55 million and $69 million measured at fair value, respectively (note 8)	76	106
Deferred revenue	756	247
Other current liabilities	37	40
Current liabilities of discontinued operations (note 2)	—	3,876
Total current liabilities	1,273	4,743
Long-term debt, including $1,902 million and $1,728 million measured at fair value, respectively (note 8)	4,289	4,117
Other liabilities	187	188
Noncurrent liabilities of discontinued operations (note 2)	—	12,834
Total liabilities	$5,749	21,882

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2024	December 31, 2023

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,985,441 shares at September 30, 2024 and 23,981,960 shares at December 31, 2023 (note 3)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,561,195 shares at September 30, 2024 and 25,558,577 shares at December 31, 2023 (note 3)	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 98,134,522 shares at December 31, 2023 (note 3)	NA	1
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,434,102 shares at September 30, 2024 and 2,437,583 shares at December 31, 2023 (note 3)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,543,441 shares at September 30, 2024 and 2,546,146 shares at December 31, 2023 (note 3)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2023; issued and outstanding 9,761,336 shares at December 31, 2023 (note 3)	NA	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 222,236,393 shares at September 30, 2024 and 208,196,119 shares at December 31, 2023 (note 3)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,631,315 shares at September 30, 2024 and 63,589,030 shares at December 31, 2023 (note 3)	1	1
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 218,692,718 shares at December 31, 2023 (note 3)	NA	2
Additional paid-in capital	—	1,317
Accumulated other comprehensive earnings (loss), net of taxes	(87)	12
Retained earnings	7,520	15,061
Total stockholders' equity	7,436	16,396
Noncontrolling interests in equity of subsidiaries	23	3,049
Total equity	7,459	19,445
Commitments and contingencies (note 9)
Total liabilities and equity	$13,208	41,327

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions,
	except per share amounts
Revenue:
Formula 1 revenue	$848	887	2,251	1,992
Other revenue	63	49	235	350
Total revenue	911	936	2,486	2,342
Operating costs and expenses:
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	554	615	1,472	1,340
Other cost of sales	41	—	161	—
Other operating expense	2	38	8	274
Selling, general and administrative, including stock-based compensation (note 4):	116	93	302	297
Impairment and acquisition costs	3	—	23	1
Depreciation and amortization	88	89	263	291
	804	835	2,229	2,203
Operating income (loss)	107	101	257	139
Other income (expense):
Interest expense	(62)	(62)	(184)	(188)
Share of earnings (losses) of affiliates, net (note 7)	116	143	175	228
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(55)	39	11	(45)
Unrealized gains (losses) on intergroup interests	—	(4)	—	(68)
Other, net	29	(19)	76	12
	28	97	78	(61)
Earnings (loss) from continuing operations before income taxes	135	198	335	78
Income tax (expense) benefit	(3)	(46)	(41)	(37)
Net earnings (loss) from continuing operations	132	152	294	41
Net earnings (loss) from discontinued operations (note 2)	(3,002)	291	(2,412)	757
Net earnings (loss)	(2,870)	443	(2,118)	798
Less net earnings (loss) attributable to the noncontrolling interests	(502)	58	(410)	145
Net earnings (loss) attributable to Liberty stockholders	$(2,368)	385	(1,708)	653

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$117	118	218	125
Liberty Live common stock	15	(19)	76	(19)
Liberty SiriusXM common stock	—	74	—	45
Liberty Braves common stock	NA	(21)	NA	(109)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	(2,500)	233	(2,002)	611
	$(2,368)	385	(1,708)	653

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2024		2023	2024	2023
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.48	0.50	0.92	0.53
Series A, B and C Liberty Live common stock		$0.16	(0.21)	0.83	(0.21)
Series A, B and C Liberty SiriusXM common stock		$—	0.23	—	0.14
Series A, B and C Liberty Braves common stock	$	NA	(0.40)	NA	(2.06)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock		$(7.65)	0.71	(6.12)	1.87
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.48	0.39	0.90	0.37
Series A, B and C Liberty Live common stock		$0.16	(0.21)	0.83	(0.21)
Series A, B and C Liberty SiriusXM common stock		$—	0.21	—	0.13
Series A, B and C Liberty Braves common stock	$	NA	(0.40)	NA	(2.06)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock		$(7.65)	0.68	(6.16)	1.76

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$(2,870)	443	(2,118)	798
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	8	(4)	6	4
Credit risk on fair value debt instruments gains (losses)	(45)	49	(50)	30
Unrealized holding gains (losses) arising during the period	—	1	—	—
Share of other comprehensive earnings (loss) of equity affiliates	(13)	(11)	(48)	59
Recognition of previously unrealized (gains) losses on debt	—	21	—	(13)
Other comprehensive earnings (loss) from continuing operations	(50)	56	(92)	80
Other comprehensive earnings (loss) from discontinued operations	(11)	(22)	(40)	(52)
Comprehensive earnings (loss)	(2,931)	477	(2,250)	826
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(502)	56	(410)	145
Comprehensive earnings (loss) attributable to Liberty stockholders	$(2,429)	421	(1,840)	681

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$121	132	217	125
Liberty Live common stock	(39)	41	(15)	41
Liberty SiriusXM common stock	—	56	—	65
Liberty Braves common stock	NA	(21)	NA	(109)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	(2,511)	213	(2,042)	559
	$(2,429)	421	(1,840)	681

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,118)	798
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	2,412	(757)
Depreciation and amortization	263	291
Stock-based compensation	27	22
Share of (earnings) loss of affiliates, net	(175)	(228)
Realized and unrealized (gains) losses on financial instruments, net	(11)	45
Unrealized (gains) losses on intergroup interests, net	—	68
Deferred income tax expense (benefit)	44	24
Intergroup tax allocation	(98)	(137)
Intergroup tax (payments) receipts	131	90
Other, net	21	50
Changes in operating assets and liabilities
Current and other assets	(71)	(166)
Payables and other liabilities	151	480
Net cash provided (used) by operating activities	576	580
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(10)	(173)
Cash proceeds from dispositions	107	111
Cash (paid) received for acquisitions, net of cash acquired	(205)	—
Capital expended for property and equipment, including internal-use software and website development	(52)	(343)
Other investing activities, net	(12)	(20)
Net cash provided (used) by investing activities	(172)	(425)
Cash flows from financing activities:
Borrowings of debt	644	1,165
Repayments of debt	(683)	(1,002)
Issuance of Series C Liberty Formula One common stock	939	—
Settlement of intergroup interests	—	(273)
Atlanta Braves Holdings, Inc. Split-Off	—	(188)
Other financing activities, net	43	22
Net cash provided (used) by financing activities	943	(276)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	879	1,301
Cash provided (used) by investing activities	(709)	(565)
Cash provided (used) by financing activities	(485)	(771)
Net cash provided (used) by discontinued operations	(315)	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,033	(156)
Cash, cash equivalents and restricted cash at beginning of period	2,028	2,276
Cash, cash equivalents and restricted cash at end of period	$3,061	2,120

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$3,054	1,713
Restricted cash included in other current assets	7	—
Cash and cash equivalents included in current assets of discontinued operations	—	306
Restricted cash included in noncurrent assets of discontinued operations	—	9
Total cash and cash equivalents and restricted cash at end of period	$3,061	2,028

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	—	—	2	—	—	1	1	—	2	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(1,708)	(410)	(2,118)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(130)	—	(2)	(132)
Liberty SiriusXM Holdings Inc. Split-Off	—	—	—	—	—	—	—	(1)	—	(2)	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock	—	—	—	—	—	—	—	—	—	—	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	151	—	—	24	175
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(47)	—	—	—	(47)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(52)	(52)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	5,832	—	(5,832)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	(5)	—	(1)	55	49
Balance at September 30, 2024	$—	—	—	2	—	—	1	NA	NA	NA	—	(87)	7,520	23	7,459

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2024	$—	—	—	2	—	—	1	1	—	2	1,387	(57)	15,724	3,147	20,207
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(2,368)	(502)	(2,870)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	(61)
Liberty SiriusXM Holdings Inc. Split-Off	—	—	—	—	—	—	—	(1)	—	(2)	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock	—	—	—	—	—	—	—	—	—	—	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	48	—	—	7	55
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(16)	—	—	—	(16)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	5,832	—	(5,832)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	(3)	—	(4)	30	23
Balance at September 30, 2024	$—	—	—	2	—	—	1	NA	NA	NA	—	(87)	7,520	23	7,459

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Liberty Braves			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	—	—	2	NA	NA	NA	1	—	2	—	—	—	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	653	145	798
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	161	—	—	25	186
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	—	(61)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	46	—	—	(320)	(274)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(50)	—	—	54	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48)	(48)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(173)	1	—	(11)	(183)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	—	(16)	(48)
Balance at September 30, 2023	$—	—	—	2	—	—	1	1	—	2	NA	NA	NA	1,298	(10)	14,953	2,992	19,239

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Liberty Braves			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2023	$—	—	—	2	NA	NA	NA	1	—	2	—	—	—	1,469	(47)	14,857	2,995	19,279
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	385	58	443
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	—	(2)	34
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	60	—	—	9	69
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(33)	—	—	—	(33)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	6	—	—	(78)	(72)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	—	36	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(173)	1	—	(11)	(183)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	—	—	2
Balance at September 30, 2023	$—	—	—	2	—	—	1	1	—	2	NA	NA	NA	1,298	(10)	14,953	2,992	19,239

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of Liberty Media Corporation and its controlled subsidiaries (“Liberty,” the “Company,” “we,” “us,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom. Liberty’s most significant subsidiary is Delta Topco Limited (the parent company of Formula 1). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. (“Live Nation”).

Braves Holdings, LLC (“Braves Holdings”) was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off (as defined in note 3) on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s condensed consolidated financial statements as the Atlanta Braves Holdings Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Sirius XM Holdings Inc. (“Sirius XM Holdings”) was a subsidiary of the Company until the Liberty Sirius XM Holdings Split-Off (as defined in note 2) on September 9, 2024. Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”), which includes Sirius XM Holdings, is presented as a discontinued operation in the Company’s condensed consolidated financial statements. See note 2 for details of the Liberty Sirius XM Holdings Split-Off.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

On January 2, 2024, the Company purchased QuintEvents, LLC (“QuintEvents”) for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition. The Company recorded $235 million of goodwill, $113 million of intangible assets

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

subject to amortization, net and $121 million of deferred revenue as a result of the acquisition. The acquisition price allocation is preliminary and subject to revision as of September 30, 2024.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts related to the acquisition.

On August 22, 2024, the Company issued approximately 12.2 million shares of Series C Liberty Formula One common stock at an offering price of $77.50 per share, resulting in gross proceeds of approximately $949 million. The Company expects to use the net proceeds of the offering to partially fund the acquisition of Dorna and for general corporate purposes.

Liberty has entered into certain agreements with Qurate Retail, Inc. (“Qurate Retail”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and Atlanta Braves Holdings only) and Aircraft Time Sharing Agreements. In addition, as a result of certain corporate transactions, Liberty and Qurate Retail may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings was terminated and members of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions), even though they may continue to provide services on an as-needed basis.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of Qurate Retail, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of Qurate Retail, Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with Qurate Retail, TripCo, Liberty Broadband and, until August 31, 2024, Atlanta Braves Holdings. Under these various agreements, approximately $7 million and $12 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2024 and 2023, respectively, and approximately $18 million and $20 million were reimbursed to Liberty during the nine months ended September 30, 2024 and 2023, respectively.

In connection with Liberty’s employment arrangement with Gregory B. Maffei, Liberty’s President and Chief Executive Officer, pursuant to the Services Agreements between Liberty and each of TripCo, Liberty Broadband, Qurate Retail and Atlanta Braves Holdings (collectively, the “Service Companies”), components of Mr. Maffei's compensation are either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the respective services agreement, which are subject to adjustment on an annual basis and upon the occurrence of certain events. Effective August 31, 2024, upon the effectiveness of Mr. Maffei’s resignation as an officer of Atlanta Braves Holdings, Mr. Maffei no longer receives compensation from Atlanta Braves Holdings.

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

(2) Discontinued Operations

On September 9, 2024, Liberty completed the split-off of its wholly owned subsidiary, Liberty Sirius XM Holdings (the “Liberty Sirius XM Holdings Split-Off”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

Following the Liberty Sirius XM Holdings Split-Off, on September 9, 2024, a wholly owned subsidiary of Liberty Sirius XM Holdings merged with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”). As a result of the Transactions, Liberty Sirius XM Holdings is an independent public company separate from Liberty.

As disclosed in note 1, Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s condensed consolidated financial statements as the Liberty Sirius XM Holdings Split-Off represents a strategic shift that had a major effect on the Company’s operations and financial results.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented in the condensed consolidated balance sheet.

December 31, 2023
amounts in millions
Assets
Current assets	$1,361
Investments in affiliates, accounted for using the equity method	715
Property and equipment, net	1,245
Intangible assets not subject to amortization	25,051
Intangible assets subject to amortization, net	1,014
Other assets	515
Total assets	$29,901

Liabilities
Accounts payable and accrued liabilities	$1,536
Current portion of debt	1,074
Other current liabilities	1,266
Long-term debt	10,063
Deferred income tax liabilities	2,245
Other liabilities	526
Total liabilities	$16,710

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provided details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the condensed consolidated statements of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue	$1,664	2,271	6,004	6,665
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	792	1,057	2,852	3,144
Operating expense	122	159	461	504
Selling, general and administrative	297	376	1,030	1,148
Impairment, restructuring and acquisition costs	3,322	6	3,339	56
Depreciation and amortization	110	145	421	460
	4,643	1,743	8,103	5,312
Operating income (loss)	(2,979)	528	(2,099)	1,353
Other income (expense):
Interest expense	(94)	(134)	(349)	(404)
Other, net	8	(24)	122	10
	(86)	(158)	(227)	(394)
Earnings (loss) from discontinued operations before income taxes	(3,065)	370	(2,326)	959
Income tax (expense) benefit	63	(79)	(86)	(202)
Net earnings (loss) from discontinued operations	(3,002)	291	(2,412)	757
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	(502)	58	(410)	146
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(2,500)	233	(2,002)	611

(3) Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off of its wholly owned subsidiary, Atlanta Braves Holdings (the “Atlanta Braves Holdings Split-Off”). The Atlanta Braves Holdings Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Atlanta Braves Holdings Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off.

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

Each of the Atlanta Braves Holdings Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the IRS completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. In September 2024, the IRS completed its review of the Atlanta Braves Holdings Split-Off and notified the Company that it agreed with the nontaxable characterization of the transaction. The Atlanta Braves Holdings Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

While the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty Live Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of September 30, 2024, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of September 30, 2024, the Formula One Group had cash and cash equivalents of approximately $2,666 million, which included $1,449 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of September 30, 2024, the Liberty Live Group is comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan.

Prior to the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As disclosed in note 1, Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s condensed consolidated financial statements. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”) were attributed to the Liberty SiriusXM Group and are presented as continuing operations in the Company’s condensed consolidated financial statements.

Prior to the Atlanta Braves Holdings Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was comprised primarily of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $7 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $27 million and $22 million for the nine months ended September 30, 2024 and 2023, respectively.

Liberty—Grants of Awards

Options granted during the nine months ended September 30, 2024 are summarized as follows:

	Nine Months Ended
	September 30, 2024
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty Formula One common stock, Liberty employees and directors (1)	4	$30.41
Series C Liberty Formula One common stock, subsidiary employees (2)	83	$29.77
Series C Liberty Live common stock, Liberty employees and directors (1)	1	$14.92
Series C Liberty Live common stock, Liberty CEO (3)	70	$16.07
(1)	Grants vest equally over three years.
(2)	Grants mainly vest in equal installments over 2024.
(3)	Grant cliff vests on December 31, 2024. Grant was made in connection with the CEO’s employment agreement.

The Company did not grant any options to purchase Series A or Series B Liberty Formula One or Liberty Live common stock during the nine months ended September 30, 2024.

Also during the nine months ended September 30, 2024, the Company granted 88 thousand performance-based RSUs of Series C common stock of Liberty Formula One to our CEO.  The RSUs had a GDFV of $72.05 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	6,599	$37.62
Granted	87	$72.53
Exercised	(1,904)	$34.13
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2024	4,782	$39.64	2.7	years	$181
Exercisable at September 30, 2024	3,904	$37.37	2.4	years	$156

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2024	1,652	$42.36
Granted	71	$40.00
Exercised	(264)	$38.95
Forfeited/Cancelled	(10)	$42.29
Outstanding at September 30, 2024	1,449	$42.86	3.0	years	$12
Exercisable at September 30, 2024	1,085	$43.77	2.4	years	$8

As of September 30, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock.

As of September 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $15 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of September 30, 2024, Liberty reserved 4.8 million shares and 1.4 million shares of Series C common stock of Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2024 are approximately 6 million and 4 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock, and 51 million and 18 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS for the three and nine months ended September 30, 2023 are approximately 1 million and 3 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, 2 million potentially dilutive shares of Series A and C Liberty Live common stock,  24 million and 25 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, and 2 million and 7 million potentially dilutive shares of Series A and Series C Liberty Braves common stock, respectively, primarily due to warrants issued in connection with a bond hedge transaction (prior to settlement) and shares of Series A Liberty Braves common stock and Series A Liberty Formula One common stock underlying the intergroup interests (prior to settlement / extinguishment), because their inclusion would be antidilutive.

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	numbers of shares in millions
Basic WASO	242	235	237	234
Potentially dilutive shares (a)	2	9	5	7
Diluted WASO (b)	244	244	242	241
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	The Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock was underlying the 1.375% Cash Convertible Senior Notes due 2023. Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed condensed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$117	118	218	125
Adjustments	—	(23)	—	(37)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$117	95	218	88

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended	August 4, 2023 to	Nine months ended	August 4, 2023 to
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	numbers of shares in millions
Basic WASO	92	92	92	92
Potentially dilutive shares (a)	—	—	—	—
Diluted WASO	92	92	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	July 1, 2024 to	Three months ended	January 1, 2024 to	Nine months ended
	September 9, 2024	September 30, 2023	September 9, 2024	September 30, 2023

	numbers of shares in millions
Basic WASO	327	327	327	327
Potentially dilutive shares (a)	—	25	13	21
Diluted WASO (b)	327	352	340	348
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which could have been settled in shares of Series A Liberty SiriusXM common stock, are dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. The settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

Additionally, a hypothetical mark-to-market adjustment on the shares of Series A Liberty SiriusXM common stock underlying the warrants was included in the numerator adjustment in periods in which cash settlement of the warrants would have been more dilutive than share settlement.

	July 1, 2024 to	Three months ended	January 1, 2024 to	Nine months ended
	September 9, 2024	September 30, 2023	September 9, 2024	September 30, 2023

	amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,500)	233	(2,002)	611
Adjustments	—	6	(93)	1
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,500)	239	(2,095)	612

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended	July 1, 2023 to	Nine months ended	January 1, 2023 to
	September 30, 2024	July 18, 2023	September 30, 2024	July 18, 2023

	numbers of shares in millions
Basic WASO	NA	53	NA	53
Potentially dilutive shares (a)	NA	—	NA	1
Diluted WASO	NA	53	NA	54
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$2,677	2,677	—	1,053	1,053	—
Debt and equity securities	$—	—	—	113	113	—
Financial instrument assets	$185	86	99	88	64	24
Debt	$1,957	—	1,957	1,797	—	1,797

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts and interest rate swaps. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those debt securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. As of December 31, 2023, debt and equity securities included in the table above are included in the Other assets line item in the condensed consolidated balance sheet. As of September 30, 2024, $95 million and $90 million of financial instrument assets included in the table above are included in the Other current assets and Other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2023, financial instrument assets included in the table above are included in the Other assets line item in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Debt and equity securities	$—	3	16	19
Foreign currency forward contracts	85	—	93	—
Debt measured at fair value (a)	(106)	8	(109)	(132)
Other	(34)	28	11	68
	$(55)	39	11	(45)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a loss of $56 million and gain of $56 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of $64 million and gain of $38 million for the nine months ended September 30, 2024 and 2023, respectively. The cumulative change since issuance was a gain of $70 million as of September 30, 2024, net of the recognition of previously unrecognized gains and losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2024 and the carrying amount at December 31, 2023:

	September 30, 2024			December 31, 2023
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Formula One Group
Other	various	NA	$35	41
Total Formula One Group			35	41

Liberty Live Group
Live Nation	30%	$7,625	422	307
Other		NA	26	26
Total Liberty Live Group			448	333

Consolidated Liberty			$483	374

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Formula One Group
Other (a)	$(1)	2	(6)	(1)
Total Formula One Group	(1)	2	(6)	(1)

Liberty Live Group
Live Nation (a)	117	90	180	90
Other (a)	—	—	1	—
Total Liberty Live Group	117	90	181	90

Liberty SiriusXM Group
Live Nation (a)	NA	50	NA	127
Total Liberty Sirius XM Group	NA	50	NA	127

Braves Group
Other	NA	1	NA	12
Total Braves Group	NA	1	NA	12
Consolidated Liberty	$116	143	175	228
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. See note 8 for details regarding the number and fair value of shares pledged as collateral as of September 30, 2024 pursuant to the Live Nation Margin Loan.

Summarized financial information for Live Nation is as follows:

Balance Sheets

	September 30, 2024	December 31, 2023

	amounts in millions
Current assets	$9,775	9,533
Property, plant and equipment, net	2,376	2,101
Intangible assets	1,428	1,539
Goodwill	2,670	2,691
Investments in affiliates	515	448
Other assets	2,983	2,718
Total assets	$19,747	19,030

Current liabilities	$9,681	9,984
Long-term debt, net	5,673	5,459
Other liabilities	2,439	2,175
Redeemable noncontrolling interests	1,024	860
Equity	930	552
Total liabilities and equity	$19,747	19,030

Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue	$7,651	8,155	17,474	16,907
Operating expenses:
Direct operating expenses	5,780	6,298	12,840	12,590
Selling, general and administrative expenses	1,005	974	2,913	2,533
Depreciation and amortization	137	131	407	382
Other operating expenses	89	98	250	236
	7,011	7,501	16,410	15,741
Operating income (loss)	640	654	1,064	1,166
Interest expense	(88)	(86)	(249)	(257)
Other income (expense), net	34	64	226	147
Earnings (loss) before income taxes	586	632	1,041	1,056
Income tax (expense) benefit	(70)	(51)	(192)	(127)
Net earnings (loss)	516	581	849	929
Less net earnings (loss) attributable to noncontrolling interests	64	60	154	139
Net earnings (loss) attributable to Live Nation stockholders	$452	521	695	790

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2024	2024	2023

	amounts in millions
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	520	480
Other	54	54	58
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,384	2,360	2,377
Deferred financing costs		(6)	(9)
Total Formula One Group	2,913	2,928	2,906
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	50	55	69
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,382	1,248
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,200	1,437	1,317
Total debt	$4,113	4,365	4,223
Debt classified as current		(76)	(106)
Total long-term debt		$4,289	4,117

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of September 30, 2024, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). Upon an exchange of debentures, pursuant to a supplemental indenture entered into in July 2024, Liberty delivered solely cash to satisfy its exchange obligations. The number of shares of Live Nation common stock attributable to a debenture represented an initial exchange price of approximately $90.10 per share. Initially, a total of approximately 10 million shares of Live Nation common stock were attributable to the debentures. Interest was payable quarterly on March 1, June 1, September 1 and December 1 of each year. Holders of the debentures had the right to require Liberty to purchase their debentures on

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 1, 2024. Accordingly, the 0.5% Exchangeable Senior Debentures due 2050 are classified as a current liability in the condensed consolidated balance sheet. In August 2024, Liberty issued a redemption notice for all of its 0.5% Exchangeable Senior Debentures due 2050. Any debentures that were not so purchased or properly surrendered for exchange were redeemed in full on September 1, 2024. Settlement of any debentures properly surrendered for exchange was completed in October 2024. The redemption and purchase price generally equaled 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to (but excluding) the redemption or purchase date, plus any final period distribution. As of September 30, 2024, approximately 0.6 million shares of Live Nation common stock are attributable to the debentures. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value. On August 3, 2023, in connection with the Reclassification, as described in note 3, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

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

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2.0%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2024, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2024, 9.0 million shares of the Company’s Live Nation common stock with a value of $982 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 3, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility (collectively, the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

“Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031.  As of September 30, 2024, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. On September 19, 2024, the margin for the Term Loan B was reduced to 2.0%, with the potential to permanently step down to 1.75% if a certain leverage test is met on or after the earlier of the acquisition of Dorna or the termination of the Dorna acquisition. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 6.46% as of September 30, 2024. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of September 30, 2024, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the newly extended Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The Incremental Term loans will be used to fund a portion of the Dorna acquisition, as described in note 1. The funding of the Incremental Term Loans are conditioned upon the scheduled consummation of the Dorna acquisition.

Debt Covenants

The Formula 1 Senior Loan Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan and other debt, the Company believes that the carrying amount approximates fair value at September 30, 2024.

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

For the nine months ended September 30, 2024, the Company identified Formula 1 as a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of Events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 7 for segment disclosures related to Live Nation.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Formula One Group
Formula 1:
Primary	$758	790	1,960	1,722
Other	103	97	325	270
Corporate and other	70	—	255	—
Intergroup elimination	(20)	—	(54)	—
Total Formula One Group	911	887	2,486	1,992
Braves Group
Corporate and other:
Baseball	NA	46	NA	318
Mixed-Use Development	NA	3	NA	32
Total Braves Group	NA	49	NA	350
Consolidated Liberty	$911	936	2,486	2,342

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided. The opening and closing balances for our deferred revenue related to Formula 1 and other subsidiaries for the nine months ended September 30, 2024 were approximately $247 million and $756 million, respectively. The primary cause for the increase related to the receipt of cash from our customers in advance of satisfying our performance obligations.

Significant portions of the transaction prices for Formula 1 and other subsidiaries are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $673 million for the remainder of 2024, $2,593 million in 2025, $2,130 million in 2026, $5,880 million in 2027 through 2031, and $1,870 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Formula One Group
Formula 1	$221	215	589	487
Corporate and other	(14)	(18)	(15)	(44)
Total Formula One Group	207	197	574	443
Liberty Live Group
Corporate and other	(2)	(4)	(4)	(4)
Total Liberty Live Group	(2)	(4)	(4)	(4)
Braves Group
Corporate and other	NA	3	NA	14
Total Braves Group	NA	3	NA	14
Consolidated Liberty	$205	196	570	453

Other Information

	September 30, 2024
	Total	Investments
	assets	in affiliates

	amounts in millions
Formula One Group
Formula 1	$9,324	1
Corporate and other	2,798	34
Intergroup elimination	(142)	—
Total Formula One Group	11,980	35
Liberty Live Group
Corporate and other	1,255	448
Total Liberty Live Group	1,255	448
Elimination	(27)	—
Consolidated Liberty	$13,208	483

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$205	196	570	453
Impairment and acquisition costs	(3)	—	(23)	(1)
Stock-based compensation	(7)	(6)	(27)	(22)
Depreciation and amortization	(88)	(89)	(263)	(291)
Operating income (loss)	107	101	257	139
Interest expense	(62)	(62)	(184)	(188)
Share of earnings (losses) of affiliates, net	116	143	175	228
Realized and unrealized gains (losses) on financial instruments, net	(55)	39	11	(45)
Unrealized gains (losses) on intergroup interests	—	(4)	—	(68)
Other, net	29	(19)	76	12
Earnings (loss) from continuing operations before income taxes	$135	198	335	78

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; fluctuations in interest rates and stock prices; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to our tracking stock groups;
●	our overlapping directors and management with Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty TripAdvisor Holdings, Inc. (“TripCo”);
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 relies on to operate and the limitations such agreements, commitments and policies impose on Formula 1;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;

●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the relationship between the United Kingdom (“U.K.”) and the European Union (“E.U.”) following Brexit;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of all of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates; and
●	challenges related to assessing the future prospects of tracking stock groups based on past performance.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Formula 1, our most significant operating subsidiary, is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of September 30, 2024. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2023, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our "Corporate and Other" category includes our consolidated subsidiary QuintEvents, LLC (“QuintEvents”), corporate expenses and investments and related financial instruments in public companies, which are accounted for at their respective fair market values. Braves Holdings, LLC ("Braves Holdings"), a consolidated subsidiary, was included in “Corporate and Other” prior to the Atlanta Braves Holdings Split-Off (defined below).

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Atlanta Braves Holdings Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Atlanta Braves Holdings Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Atlanta Braves Holdings Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group, which were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off.

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

Each of the Atlanta Braves Holdings Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the IRS completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. In September 2024, the IRS completed its review of the Atlanta Braves Holdings Split-Off and notified the Company that it agreed with the nontaxable characterization of the transaction. The Atlanta Braves Holdings Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

On January 2, 2024, the Company purchased QuintEvents, LLC (“QuintEvents”) for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition.

On September 9, 2024, Liberty completed the split-off (the “Liberty Sirius XM Holdings Split-Off”) of its wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

Following the Liberty Sirius XM Holdings Split-Off, on September 9, 2024, a wholly owned subsidiary of Liberty Sirius XM Holdings merged with and into Sirius XM Holdings Inc. (“Sirius XM Holdings”), with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”). As a result of the Transactions, Liberty Sirius XM Holdings is an independent public company separate from Liberty.

While the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of a Liberty tracking stock, any equity or voting interest in a public company, such as Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, the Liberty Live Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

As of September 30, 2024, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $2,666 million as of September 30, 2024, which included $1,449 million of subsidiary cash.

As of September 30, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 0.5% Exchangeable Senior Debentures due 2050, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan.

Prior to the Atlanta Braves Holdings Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC”), certain assets and liabilities associated with ANLBC’s stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

Prior to the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Liberty Sirius XM Holdings is presented as a discontinued operation in the accompanying condensed consolidated financial statements. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group and are presented as continuing operations in the accompanying condensed consolidated financial statements.

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

Braves Holdings was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Atlanta Braves Holdings Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
Formula One Group
Formula 1	$861	887	2,285	1,992
Corporate and other	70	—	255	—
Intergroup elimination	(20)	—	(54)	—
Total Formula One Group	911	887	2,486	1,992
Braves Group
Corporate and other	NA	49	NA	350
Total Braves Group	NA	49	NA	350
Consolidated Liberty	$911	936	2,486	2,342

Operating Income (Loss)
Formula One Group
Formula 1	146	132	366	239
Corporate and other	(36)	(25)	(102)	(64)
Total Formula One Group	110	107	264	175
Liberty Live Group
Corporate and other	(3)	(5)	(7)	(5)
Total Liberty Live Group	(3)	(5)	(7)	(5)
Braves Group
Corporate and other	NA	(1)	NA	(31)
Total Braves Group	NA	(1)	NA	(31)
Consolidated Liberty	$107	101	257	139

Adjusted OIBDA
Formula One Group
Formula 1	221	215	589	487
Corporate and other	(14)	(18)	(15)	(44)
Total Formula One Group	207	197	574	443
Liberty Live Group
Corporate and other	(2)	(4)	(4)	(4)
Total Liberty Live Group	(2)	(4)	(4)	(4)
Braves Group
Corporate and other	NA	3	NA	14
Total Braves Group	NA	3	NA	14
Consolidated Liberty	$205	196	570	453

Revenue.  Our consolidated revenue decreased $25 million for the three months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by a decrease in Braves Holdings revenue due to the Atlanta Braves Holdings Split-Off in 2023, a decrease in Formula 1 revenue and intergroup eliminations, partially offset by revenue from QuintEvents, which was acquired in January 2024. Our consolidated revenue increased $144 million for the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by an increase in Formula 1 revenue and revenue from QuintEvents, partially offset by a decrease in Braves Holdings revenue due to the Atlanta Braves Holdings Split-Off in 2023 and intergroup eliminations. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Operating income (loss).  Our consolidated operating income increased $6 million for the three months ended September 30, 2024, as compared to the corresponding period in the prior year, primarily driven by a $14 million increase in Formula 1 operating results, partially offset by QuintEvents operating results, which was acquired in January 2024. Our consolidated operating income increased $118 million for the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, primarily driven by an increase in Formula 1 operating results and the Atlanta Braves Holdings Split-Off in 2023, partially offset by QuintEvents operating results. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Stock-based compensation.    Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $27 million and $22 million of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $15 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

Acquisition costs. The Company recorded $3 million and $23 million of costs related to corporate acquisitions during the three and nine months ended September 30, 2024, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$107	101	257	139
Depreciation and amortization	88	89	263	291
Stock-based compensation	7	6	27	22
Impairment and acquisition costs	3	—	23	1
Adjusted OIBDA	$205	196	570	453

Consolidated Adjusted OIBDA increased $9 million and $117 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in Formula 1 Adjusted OIBDA, partially offset by the Atlanta Braves Holdings Split-Off in 2023. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Interest expense
Formula One Group	$(54)	(56)	(162)	(161)
Liberty Live Group	(8)	(2)	(22)	(2)
Liberty SiriusXM Group	—	(1)	—	(4)
Braves Group	NA	(3)	NA	(21)
Consolidated Liberty	$(62)	(62)	(184)	(188)

Share of earnings (losses) of affiliates, net
Formula One Group	$(1)	2	(6)	(1)
Liberty Live Group	117	90	181	90
Liberty SiriusXM Group	—	50	—	127
Braves Group	NA	1	NA	12
Consolidated Liberty	$116	143	175	228

Realized and unrealized gains (losses) on financial instruments, net
Formula One Group	$39	66	86	83
Liberty Live Group	(94)	(72)	(75)	(72)
Liberty SiriusXM Group	—	45	—	(59)
Braves Group	NA	—	NA	3
Consolidated Liberty	$(55)	39	11	(45)

Unrealized gains (losses) on intergroup interests
Formula One Group	$—	16	—	15
Braves Group	—	(20)	—	(83)
Consolidated Liberty	$—	(4)	—	(68)

Other, net
Formula One Group	$21	14	56	48
Liberty Live Group	8	(35)	20	(35)
Liberty SiriusXM Group	—	1	—	(6)
Braves Group	NA	1	NA	5
Consolidated Liberty	$29	(19)	76	12

	$28	97	78	(61)

Interest expense. Consolidated interest expense was flat and decreased $4 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. Interest expense for the Liberty Live Group increased due to an increase in the average amount of debt outstanding. Certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification. Interest expense for the Braves Group decreased due to the Atlanta Braves Holdings Split-Off.

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Formula One Group
Other (a)	$(1)	2	(6)	(1)
Total Formula One Group	(1)	2	(6)	(1)

Liberty Live Group
Live Nation (a)	117	90	180	90
Other (a)	—	—	1	—
Total Liberty Live Group	117	90	181	90

Liberty SiriusXM Group
Live Nation (a)	NA	50	NA	127
Total Liberty Sirius XM Group	NA	50	NA	127

Braves Group
Other	NA	1	NA	12
Total Braves Group	NA	1	NA	12
Consolidated Liberty	$116	143	175	228
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Debt and equity securities	$—	3	16	19
Foreign currency forward contracts	85	—	93	—
Debt measured at fair value	(106)	8	(109)	(132)
Other	(34)	28	11	68
	$(55)	39	11	(45)

The changes in unrealized gains (losses) on debt and equity securities are due to market factors primarily driven by changes in the fair value of the stock underlying these financial instruments. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. Other realized and unrealized gains (losses) are primarily driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps.

Unrealized gains (losses) on intergroup interests. Unrealized gains (losses) on intergroup interests are driven by changes in the fair value of notional shares representing the intergroup interests. The intergroup interests were settled and extinguished during the nine months ended September 30, 2023.

Other, net.  Other, net income increased $48 million and $64 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year due to decreases in losses on early extinguishment of debt, increases in foreign exchange gains and increases in interest and dividend income. The increase during the nine months ended September 30, 2024 was also driven by tax related expense pursuant to a tax sharing agreement with Qurate Retail, Inc. recorded during the nine months ended September 30, 2023.

Income taxes.  During the three and nine months ended September 30, 2024, we had earnings from continuing operations before income taxes of $135 million and $335 million, respectively, and income tax expense of $3 million and $41 million, respectively. During the three and nine months ended September 30, 2023, we had earnings from continuing operations before income taxes of $198 million and $78 million, respectively, and income tax expense of $46 million and $37 million, respectively. For the three months ended September 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain gains that are not taxable and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate. For the nine months ended September 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% due to tax benefits related to deductible stock-based compensation, certain gains that are not taxable and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate. For the three months ended September 30, 2023, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to the impact of a reduction to deferred tax assets for certain federal tax credit carryforwards, partially offset by certain gains that are not taxable. For the nine months ended September 30, 2023, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to certain losses that are not deductible for tax purposes.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $132 million and net earnings from continuing operations of $294 million during the three and nine months ended September 30, 2024, respectively, and net earnings from continuing operations of $152 million and $41 million for the three months and nine months ended September 30, 2023, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2024, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2024, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Formula One Group
Formula 1	$1,383
Corporate and other	1,283
Total Formula One Group	$2,666
Liberty Live Group
Corporate and other	$388
Total Liberty Live Group	$388

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the nine months ended September 30, 2024, Formula 1 distributed $150 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of September 30, 2024, Liberty had $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company and Formula 1 are in compliance with their debt covenants as of September 30, 2024.

	Nine months ended
	September 30,
	2024	2023

Cash Flow Information	amounts in millions
Formula One Group cash provided (used) by operating activities	$587	554
Liberty Live Group cash provided (used) by operating activities	(11)	(3)
Liberty SiriusXM Group cash provided (used) by operating activities	—	(3)
Braves Group cash provided (used) by operating activities	NA	32
Net cash provided (used) by operating activities	$576	580
Formula One Group cash provided (used) by investing activities	$(277)	(391)
Liberty Live Group cash provided (used) by investing activities	105	1
Braves Group cash provided (used) by investing activities	NA	(35)
Net cash provided (used) by investing activities	$(172)	(425)
Formula One Group cash provided (used) by financing activities	$954	(426)
Liberty Live Group cash provided (used) by financing activities	(11)	317
Liberty SiriusXM Group cash provided (used) by financing activities	—	3
Braves Group cash provided (used) by financing activities	NA	(170)
Net cash provided (used) by financing activities	$943	(276)

Liberty’s primary uses of cash during the nine months ended September 30, 2024 (excluding cash used by Formula 1) were $205 million for acquisitions, net of cash acquired, and $117 million for debt repayments, which were primarily funded by cash on hand and proceeds from dispositions. In addition, the Company generated approximately $939 million of net proceeds from the issuance of approximately 12.2 million shares of Series C Liberty Formula One common stock during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, Formula 1’s primary use of cash was $50 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty's cash (excluding Formula 1’s uses of cash) are primarily capital expenditures, the investment in existing or new businesses, including the acquisition of Dorna Sports, S.L., debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

During the three months ended September 30, 2024, seven Events took place, compared to eight Events in the corresponding period in the prior year. During the nine months ended September 30, 2024, 18 Events took place, compared to 16 Events in the corresponding period in the prior year.

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Primary Formula 1 revenue	$758	790	1,960	1,722
Other Formula 1 revenue	103	97	325	270
Total Formula 1 revenue	861	887	2,285	1,992
Operating expenses:
Cost of Formula 1 revenue	(561)	(615)	(1,492)	(1,340)
Selling, general and administrative expenses (excluding stock-based compensation)	(79)	(57)	(204)	(165)
Adjusted OIBDA	221	215	589	487
Stock-based compensation	(1)	(1)	(2)	(2)
Depreciation and amortization	(74)	(82)	(221)	(246)
Operating income (loss)	$146	132	366	239

Number of Events	7	8	18	16

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

Primary Formula 1 revenue decreased $32 million during the three months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by the calendar variance, with one less Event held. Media rights revenue decreased during the three months ended September 30, 2024 due to the impact of the calendar variance on revenue recognition, partially offset by contractual increases in fees and continued growth in F1 TV subscription revenue. Sponsorship revenue decreased during the three months ended September 30, 2024 due to the impact of the calendar variance on revenue recognition and the different mix of Events held. Race promotion revenue increased during the three months ended September 30, 2024 due to the different mix of Events held and contractual increases in fees.

Primary Formula 1 revenue increased $238 million during the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by the calendar variance, with two more Events held. Media rights revenue increased during the nine months ended September 30, 2024 due to the impact of the calendar variance on revenue recognition, contractual increases in fees and continued growth in F1 TV subscription revenue. Sponsorship revenue increased during the nine months ended September 30, 2024 driven by two additional Events in the period and fees from new sponsors. Race promotion revenue increased during the nine months ended September 30, 2024 driven by two more Events, contractual increases in fees and growing Sprint and F1 Academy fees.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Formula One Paddock Club at most Events, facilitating the shipment of cars and equipment to and from Events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and the new F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations. Other Formula 1 revenue increased $6 million during the three months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by growth in licensing revenue and revenue generated from third-party events at the Grand Prix Plaza site in Las Vegas, partially offset by decreases in revenue from hospitality and experiences due to one less Event held. Other revenue increased $55 million during the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, driven by the impact of two more Events, resulting in higher hospitality and freight income. The increase during the nine months ended September 30, 2024 was also driven by the sale of new Formula 2 cars and associated parts at the beginning of the new Formula 2 vehicle cycle, higher licensing revenue and revenue generated from third-party events at the Grand Prix Plaza site in Las Vegas.

Cost of Formula 1 revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Team payments	$(371)	(432)	(969)	(888)
Other costs of Formula 1 revenue	(190)	(183)	(523)	(452)
Cost of Formula 1 revenue	$(561)	(615)	(1,492)	(1,340)

Cost of Formula 1 revenue decreased $54 million and increased $152 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. Team payments decreased during the three months ended September 30, 2024 due to the pro rata recognition of expected team payments, with one less Event held in the current period. Team payments increased during the nine months ended September 30, 2024 due to the pro rata recognition of expected increased team payments.

Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. On an annual basis, the largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. Other costs increased $7 million during the three months ended September 30, 2024, as compared to the corresponding period in the prior year, primarily due to Las Vegas Grand Prix related lease costs, higher digital, F1 Academy and commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams, partially offset by the impact of one less Event during the period, leading to lower FIA regulatory, technical, hospitality and travel costs. Other costs increased $71 million during the nine months ended September 30, 2024, as compared to the corresponding period in the prior year, primarily due to higher commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams, higher FIA regulatory, digital, technical, hospitality, freight and travel costs related to two more Events in the current year period, higher costs of the F1 Academy series and Las Vegas Grand Prix related lease costs. The increase for the nine months ended September 30, 2024 was also driven by the costs of supplying the new Formula 2 cars and associated parts at the start of the new vehicle cycle.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $22 million and $39 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to higher personnel, information technology, property, marketing, legal and other professional fee costs.

Stock-based compensation was flat during the both the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $8 million and $25 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Formula One Group	$184	6.5%	$2,729	4.4%
Liberty Live Group	NA	NA	$1,200	2.3%

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

Additionally, our stock in Live Nation (one of our equity method affiliates), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at September 30, 2024 the aggregate value of such security would have been $763 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes “Legal Proceedings” under Item 3 of Part I. Refer to note 9 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

As a result of the completion of the Liberty Sirius XM Holdings Split-Off, all of the risk factors under the headings “Risks Relating to the Liberty SiriusXM Group” and “Risks Relating to the proposed Liberty Sirius XM Holdings Split-Off and Merger” are no longer applicable as they relate to the Liberty SiriusXM Group. In addition, certain of the risk factors under the headings “Risks Relating to Our Company, as a Whole” and “Risks Relating to the Ownership of Our Common Stock Due to Our Tracking Stock Capitalization” are hereby replaced in their entirety as set forth below.

Risks Relating to our Company, as a Whole

The historical financial information of the Formula One Group and the Liberty Live Group included in this Quarterly Report on Form 10-Q may not necessarily reflect their results had they been separate companies.

One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Formula One common stock and Liberty Live common stock, investors should recognize that the historical financial information of the Formula One Group and the Liberty Live Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Formula One Group’s and the Liberty Live Group’s results of operations, financial condition and cash flows would have been had each of these groups been separate, stand-alone entities pursuing independent strategies during the periods presented.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As of September 30, 2024, we had outstanding corporate-level indebtedness in the principal amount of $1.7 billion. At September 30, 2024, our only wholly owned consolidated subsidiary is Formula 1. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of September 30, 2024, we had approximately $1.7 billion principal amount of corporate-level debt outstanding, consisting of $475 million outstanding under our 2.25% Convertible Senior Notes due 2027, $50 million outstanding under our 0.5% Exchangeable Senior Debentures due 2050, $1.15 billion outstanding under our 2.375% Exchangeable Senior Debentures due 2053 and $54 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including Formula 1’s subsidiary debt. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from any of our subsidiaries or business affiliates.

The success of businesses attributed to each of our tracking stock groups, in part, depends on their popularity with audiences, which is difficult to predict.

Live entertainment events, including sporting events, are inherently risky businesses because the revenue derived from these businesses depends primarily upon their popularity with public audiences, which is difficult to predict. The commercial success of live entertainment depends upon the quality and acceptance of competing programs, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. In the case of sponsorship agreements, audience size is an important factor when rates are negotiated. Audience size is an important factor when determining ticket pricing for live entertainment events and the value of broadcast rights. Consequently, low public acceptance of the services and events provided by companies such as Formula 1 and Live Nation could hurt the ability of these companies to maintain or grow revenue, which would adversely impact the financial performance of the groups to which these companies are attributed.

Our businesses attributed to the Formula One Group and the Liberty Live Group, such as Formula 1 and Live Nation, may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries and business affiliates, including Formula 1 and Live Nation, may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak or uncertain economy in the U.S. or, in the case of the Formula One Group, abroad, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and continued increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with Qurate Retail, Liberty Broadband and TripCo, which may lead to conflicting interests.

As a result of transactions between 2011 and 2014 that resulted in the separate corporate existence of our Company, Qurate Retail, Liberty Broadband and TripCo, all or most of the executive officers of Liberty also serve as executive officers of Qurate Retail, Liberty Broadband and TripCo, and there are overlapping directors at each of Qurate Retail, Liberty Broadband and TripCo. Our executive officers and members of the Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Broadband and TripCo have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Qurate Retail, Liberty Broadband or TripCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own Qurate Retail, Liberty Broadband and/or TripCo stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, Qurate Retail, Liberty Broadband and/or TripCo. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripCo has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including our Company, Qurate Retail, Liberty Broadband and TripCo) instead of such company. Other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Broadband, TripCo and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, Qurate Retail, Liberty Broadband, TripCo or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

We may be subject to significant tax liabilities related to the Liberty Sirius XM Holdings Split-Off.

In connection with the Liberty Sirius XM Holdings Split-Off, we received an opinion of our tax counsel to the effect that, for U.S. federal income tax purposes, the Liberty Sirius XM Holdings Split-Off will qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”) to Liberty and to former holders of Liberty SiriusXM common stock. We did not obtain a private letter ruling from the Internal Revenue Service (the “IRS”) regarding the U.S. federal income tax treatment of the Liberty Sirius XM Holdings Split-Off. Opinions of counsel are not binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions reached in such opinions or that a court would not sustain such a challenge. If it is determined that the Liberty Sirius XM Holdings Split-Off does not qualify under Section 355, Section 368(a)(1)(D) and related provisions of the Code, we and the former holders of Liberty SiriusXM common stock who received common stock of Liberty Sirius XM Holdings in the Liberty Sirius XM Holdings Split-Off could incur significant tax liabilities.

Even if the Liberty Sirius XM Holdings Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Liberty Sirius XM Holdings Split-Off would result in a significant U.S. federal income tax liability to us (but not to former holders of Liberty SiriusXM common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our Company or in the stock of Liberty Sirius XM Holdings (or any successor corporation) as part of a plan or series of related transactions that includes the Liberty Sirius XM Holdings Split-Off. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, we or Liberty Sirius XM Holdings might inadvertently cause or permit a prohibited change in our or Liberty Sirius XM Holdings’ ownership to occur, thereby triggering tax liability to us.

Prior to the Liberty Sirius XM Holdings Split-Off, we entered into a tax sharing agreement with Liberty Sirius XM Holdings. Under this agreement, our Company is generally responsible for taxes and losses resulting from the Liberty Sirius XM Holdings Split-Off; however, Liberty Sirius XM Holdings is required to indemnify us for any taxes and losses (other than any taxes or tax-related losses that result from Section 355(e) of the Code applying to the Liberty Sirius XM Holdings Split-Off as a result of the Liberty Sirius XM Holdings Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of our Company) resulting from the failure of the Liberty Sirius XM Holdings Split-Off to qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code, to the extent such taxes or losses (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by Liberty Sirius XM Holdings (applicable to actions or failures to act by Liberty Sirius XM Holdings and its subsidiaries following the completion of the Liberty Sirius XM Holdings Split-Off), (ii) result primarily from, individually or in the aggregate, the failure of certain representations made by Sirius XM Holdings in support of the opinion of our tax counsel regarding the generally tax-free status of the Liberty Sirius XM Holdings Split-Off to be true and correct, or (iii) result from the application of Section 355(e) of the Code to the Liberty Sirius XM Holdings Split-Off as a result of the treatment of the Liberty Sirius XM Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of Liberty Sirius XM Holdings (or any successor corporation), except, in the case of clauses (i) and (ii), if such taxes and losses result from an action required to be taken pursuant to the transaction agreements relating to the Liberty Sirius XM Holdings Split-Off. As the taxpaying entity, however, we are subject to the risk of non-payment by Liberty Sirius XM Holdings of its indemnification obligations under the tax sharing agreement. Cash for the payment of any taxes and losses resulting from the Liberty Sirius XM Holdings Split-Off which are not allocated to and paid by Liberty Sirius XM Holdings pursuant to our tax sharing agreement with Liberty Sirius XM Holdings generally would be drawn from funds attributed to the Liberty Live Group, except that cash for the payment of any taxes and losses (a) resulting primarily from a breach by us following the Liberty Sirius XM Holdings Split-Off of any contractual covenants made by us in connection with the Liberty Sirius XM Holdings Split-Off or (b) resulting from Section 355(e) of the Code applying to the Liberty Sirius XM Holdings Split-Off as a result of the Liberty Sirius XM Holdings Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of our Company shall, in each case, be drawn proportionately from funds attributed to the Formula One Group and the Liberty Live Group based upon the relative market capitalizations of the tracking stock of each group over the first three trading days following completion of the Liberty Sirius XM Holdings Split-Off, as determined in accordance with our tax sharing policies.

To preserve the tax-free treatment of the Liberty Sirius XM Holdings Split-Off, we may determine to forgo certain transactions that might have otherwise been advantageous to our Company, including certain asset dispositions or other strategic transactions for some period of time following the Liberty Sirius XM Holdings Split-Off. In addition, our potential tax liabilities related to the Liberty Sirius XM Holdings Split-Off might discourage, delay or prevent a change of control transaction for some period of time following the Liberty Sirius XM Holdings Split-Off.

Formula 1 and Live Nation have been, and may in the future be, materially impacted by a pandemic or epidemic, such as COVID-19.

Although Formula 1 and Live Nation saw a return to normal business operations, schedules and events following the COVID-19 pandemic, it is unclear whether and to what extent a future pandemic or epidemic will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance, as was the result of the COVID-19 pandemic, the impact may substantially decrease our revenue. For example, due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses looked to reduce expenses, but should such impacts resume, the businesses may not be able to reduce expenses to the same degree as any decline in revenue, which may adversely affect our results of operations and cash flow.

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

Holders of Liberty Formula One common stock and Liberty Live common stock are common stockholders of our Company and, therefore, are subject to risks associated with an investment in our Company as a whole, even if a holder does not own shares of common stock of all of our groups.

Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows among the Formula One Group and the Liberty Live Group in order to prepare the separate financial statement schedules for each of those groups, we will retain legal title to all of our assets and our tracking stock capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Liberty Formula One common stock and Liberty Live common stock do not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of Liberty Formula One common stock and holders of Liberty Live common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Possible market confusion may result from holders of our tracking stocks mistakenly believing that they (i) directly own stock of a company that is attributed to one of our tracking stocks and (ii) have any equity or voting interests with respect to companies attributed to one of our tracking stocks.

Our company holds interests in various companies, including public companies, and these interests are attributed to our tracking stock groups. In particular, following the Reclassification, the Formula One Group is comprised of our subsidiary that owns the Formula 1 business and the Liberty Live Group is primarily comprised of our interest in Live Nation. Depending on the composition of the assets underlying our tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group. As described above, holders of Liberty Formula One common stock and Liberty Live common stock do not have any legal rights related to specific assets attributed to their associated tracking stock group. Similarly, holders of these tracking stocks do not, by virtue of their ownership of our tracking stock, own any equity or voting interest in any company attributed to one of our tracking stock groups, including any public companies.

The market price of Liberty Formula One common stock and Liberty Live common stock may not reflect the performance of the businesses and assets attributed to the Formula One Group and the Liberty Live Group, respectively, as we intend.

We cannot assure you that the market price of the common stock related to a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Formula One common stock and Liberty Live common stock are common stockholders of our Company as a whole and, as such, are subject to all risks associated with an investment in our Company and all of our businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock of our Company. In addition, investors may discount the value of the stock related to a group because it is part of a common enterprise rather than a stand-alone entity.

The market price of Liberty Formula One common stock and Liberty Live common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.

The market prices of Liberty Formula One common stock and Liberty Live common stock and may be materially affected by, among other things:

●	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;
●	potential acquisition activity by our Company (regardless of the group to which it is attributed) or the companies in which we invest;

●	issuances of debt or equity securities to raise capital by our Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;
●	changes in financial estimates by securities analysts regarding Liberty Formula One common stock or Liberty Live common stock or the companies attributable to our tracking stock groups;
●	the complex nature and the potential difficulties investors may have in understanding the terms of our three tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and
●	general market conditions.

The market value of Liberty Formula One common stock or Liberty Live common stock could be adversely affected by events involving the assets and businesses attributed to one or more of the other groups.

Because we are the issuer of Liberty Formula One common stock and Liberty Live common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements, announcements of new products or services or acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in the common stock of the other groups. This could occur even if the triggering event is not material to us as a whole. Certain events may also have a greater impact on one group than the same triggering event would have on another group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other groups or the borrowing costs of our Company as a whole.

We may not pay dividends equally or at all on Liberty Formula One common stock or Liberty Live common stock.

We do not presently intend to pay cash dividends on Liberty Formula One common stock or Liberty Live common stock for the foreseeable future. However, we have the right to pay dividends on the shares of common stock related to each group in equal or unequal amounts, and we may pay dividends on the shares of common stock related to one group and not pay dividends on shares of common stock related to another group. In addition, any dividends or distributions on, or repurchases of, shares relating to a group will reduce our assets legally available to be paid as dividends on the shares relating to another group.

Our tracking stock capital structure could create conflicts of interest, and our Board of Directors may make decisions that could adversely affect only some holders of our common stock.

Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to one or both of the other groups. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Formula One Group and the Liberty Live Group. Our tracking stock groups are not separate entities and thus holders of Liberty Formula One common stock and Liberty Live common stock do not have the right to elect separate boards of directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our stockholders may not be in the best interest of a particular group or groups when considered independently. Examples include:

●	decisions as to the terms of any business relationships that may be created between the tracking stock groups;
●	the terms of any reattributions of assets between one or more groups;
●	decisions as to the allocation of consideration among the holders of Liberty Formula One common stock and Liberty Live common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our Company;
●	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;

●	decisions as to operational and financial matters that could be considered detrimental to one or more groups but beneficial to another;
●	decisions as to the conversion of shares of common stock of one group into shares of common stock of another;
●	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in another group;
●	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our groups;
●	decisions as to the dispositions of assets of any of our groups; and
●	decisions as to the payment of dividends on the stock relating to any of our groups.

Our directors’ or officers’ equity ownership may create or appear to create conflicts of interest.

If directors or officers own disproportionate interests (in percentage or value terms) in Liberty Formula One common stock or Liberty Live common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Liberty Formula One common stock or Liberty Live common stock.

Other than pursuant to our management and allocation policies, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of stock relating to our two groups, or among holders of different series of stock relating to a specific group.

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

The Board of Directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationship between the Formula One Group and the Liberty Live Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities among them. These policies are not included in the current Charter. The Board of Directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our Company as opposed to significant corporate actions, such as a merger involving our Company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one or more groups while advantaging the other(s).

Stockholders will not vote on how to attribute consideration received in connection with a merger involving our Company among holders of Liberty Formula One common stock and Liberty Live common stock.

Our current Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving our Company is to be attributed to  holders of Liberty Formula One common stock and holders of Liberty Live common stock or to the holders of different series of stock, and none of the holders of Liberty Formula One common stock or Liberty Live common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of Delaware law, the Board of Directors will seek to divide the type and amount of consideration received in a merger or consolidation involving our Company among holders of Liberty Formula One common stock and Liberty Live common stock in a fair manner. As the different ways the Board of Directors may divide the consideration between holders of stock relating to the different groups, and among holders of different series of a particular stock, might have materially different results, the consideration to be received by holders of Liberty Formula One common stock and Liberty Live common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of the Formula One Group or the Liberty Live Group without stockholder approval.

Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our Company taken as a whole, and our current Charter does not require a separate class vote in the case of a sale of a significant amount of assets of any of our groups. As long as the assets attributed to the Formula One Group or the Liberty Live Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

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

Holders of Liberty Formula One common stock or Liberty Live common stock may receive less consideration upon a sale of the assets attributed to that group than if that group were a separate company.

If the Formula One Group or the Liberty Live Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty Formula One common stock or Liberty Live common stock would receive upon a sale of all or substantially all of the assets of the group to which their shares relate. In addition, we cannot assure you that in the event of such a sale the per share consideration to be paid to holders of Liberty Formula One common stock or Liberty Live common stock, as the case may be, will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the applicable group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares of common stock related to that group. Accordingly, if we sell all or substantially all of the assets attributed to the Formula One Group or the Liberty Live Group, our stockholders could suffer a loss in the value of their investment in our stock.

In the event of a liquidation of Liberty, holders of Liberty Formula One common stock and Liberty Live common stock will not have a priority with respect to the assets attributed to the related tracking stock group remaining for distribution to stockholders.

Under our current Charter, upon Liberty’s liquidation, dissolution or winding up, holders of Liberty Formula One common stock and Liberty Live common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Liberty’s assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of “liquidation units” per share, as previously determined in connection with the Reclassification. Hence, the assets to be distributed to a holder of any of our tracking stocks upon a liquidation, dissolution or winding up of Liberty will have nothing to do with the value of the assets attributed to the related tracking stock group or to changes in the relative value of Liberty Formula One common stock and Liberty Live common stock over time.

Holders of Liberty Formula One common stock and Liberty Live common stock vote together and have limited separate voting rights.

Holders of Series A and Series B Liberty Formula One common stock and Liberty Live common stock vote together as a single class, except in certain limited circumstances prescribed by our current Charter and under Delaware law. Each share of Series B common stock of each group has ten votes per share, and each share of Series A common stock of each group has one vote per share. Holders of Series C common stock of each group have no voting rights, other than those required under Delaware law. When holders of Liberty Formula One common stock and Liberty Live common stock vote together as a single class, holders having a majority of the votes are in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one group than another.

Transactions in Liberty Formula One common stock and Liberty Live common stock by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of Liberty Formula One common stock or Liberty Live common stock by our Chairman of the Board of Directors, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of the Liberty Formula One common stock or Liberty Live common stock.

Our capital structure, as well as the fact that the Formula One Group and the Liberty Live Group are not independent companies, may inhibit or prevent acquisition bids for the businesses attributed to the Formula One Group or the Liberty Live Group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

If the Formula One Group and the Liberty Live Group were separate independent companies, any person interested in acquiring the Formula One Group or the Liberty Live Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Liberty Formula One common stock and Liberty Live common stock to reflect the separate economic performance of the Formula One Group and the Liberty Live Group, respectively, those groups are not separate entities and a person interested in acquiring only one group without negotiation with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding voting shares of our Company. The existence of shares of common stock, and different series of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of September 30, 2024) representing the power to direct approximately 49% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 97% of the outstanding shares of each of the Series B Liberty Formula One common stock and the Series B Liberty Live common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty SiriusXM common stock, Liberty Formula One common stock or Liberty Live common stock during the three months ended September 30, 2024. As of September 30, 2024, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended September 30, 2024,  no shares of Liberty Formula One common stock or Liberty Live common stock, no shares of Series A Liberty SiriusXM common stock and 2,450 shares of Series C Liberty SiriusXM common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
3.1	Amended and Restated Bylaws*
10.1	Amendment Agreement, dated September 19, 2024, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto*
10.2	2nd Amendment Agreement, dated October 9, 2024, by and between Formula One Management Limited and J.P. Morgan SE, as facility agent*
10.3

Amended and Restated First Lien Facilities Agreement, dated November 23, 2022, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, NatWest Markets plc and other financial institutions party thereto, conformed to reflect amendments through October 9, 2024*

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

LIBERTY MEDIA CORPORATION
Date:	November 12, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 12, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer