Form 10-K
period 2024-12-31
Liberty Media Corp
filed 2025-02-27
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2024, was approximately $25.8 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2025 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,987,941	2,431,602	222,842,367
Liberty Live common stock	25,568,345	2,536,291	63,729,143

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; renewal of licenses and authorizations; the recoverability of goodwill and other long-lived assets; the performance of our equity affiliates; the proposed Liberty Live Split-Off (as defined below); projected sources and uses of cash; fluctuations in interest rates and stock prices; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to our tracking stock groups;
●	our overlapping directors and management with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty TripAdvisor Holdings, Inc. (“TripCo”);
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;

●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 relies on to operate and the limitations such agreements, commitments and policies impose on Formula 1;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;
●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of both of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize anticipated benefits from the proposed Liberty Live Split-Off;
●	the possibility that our business may suffer as a result of uncertainty surrounding the proposed Liberty Live Split-Off; and
●	the possibility that the proposed Liberty Live Split-Off may have unexpected costs.

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

This Annual Report includes information concerning Live Nation, our equity method affiliate that files reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information in this Annual Report concerning Live Nation has been derived from the reports and other information filed by Live Nation with the SEC. If you would like further information about Live Nation, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Unless explicitly stated herein, those reports and other information are not incorporated by reference in this Annual Report.

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”) owns interests in subsidiaries and other companies that are engaged in the media and entertainment industries primarily in North America and the United Kingdom (“U.K.”). Our principal businesses and assets include our consolidated subsidiaries, Formula 1 and QuintEvents, LLC (“QuintEvents”), and our equity affiliate, Live Nation.

Sirius XM Holdings Inc. (“Sirius XM Holdings”) was a subsidiary of the Company until the Liberty Sirius XM Holdings Split-Off (defined below) on September 9, 2024. Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off (defined below) on July 18, 2023.

On April 15, 2016, the Company reclassified its then-outstanding shares of common stock into three tracking stocks—Liberty Braves common stock, Liberty Media common stock and Liberty SiriusXM common stock (the “Recapitalization”). The Liberty Media common stock was renamed the Liberty Formula One common stock in January 2017.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Atlanta Braves Holdings Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Atlanta Braves Holdings Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Atlanta Braves Holdings Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and the Formula One Group, which were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off.

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

Each of the Atlanta Braves Holdings Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the Internal Revenue Service (the “IRS”) completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. In September 2024, the IRS completed its review of the Atlanta Braves Holdings Split-Off and notified the Company that it agreed with the nontaxable characterization of the transaction. The Atlanta Braves Holdings Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

On January 2, 2024, the Company purchased QuintEvents for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition.

On September 9, 2024, the Company completed the split-off (the “Liberty Sirius XM Holdings Split-Off”) of its wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

Following the Liberty Sirius XM Holdings Split-Off, on September 9, 2024, a wholly owned subsidiary of Liberty Sirius XM Holdings merged with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”). As a result of the Transactions, Liberty Sirius XM Holdings became an independent public company, separate from the Company.

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

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2024, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of December 31, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan.

Prior to the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Liberty Sirius XM Holdings is presented as a discontinued operation in the accompanying consolidated financial statements. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group and are presented as continuing operations in the accompanying consolidated financial statements.

Prior to the Atlanta Braves Holdings Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Atlanta Braves Holdings Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts for close to the full purchase price. In December 2024, the European Commission (“E.C.”) notified the Company that a Phase II investigation would occur, extending regulatory review beyond December 31, 2024. The Company agreed to pay €126 million to the sellers to extend the longstop date to June 30, 2025 in order to accommodate the Phase II investigation. The €126 million is considered prepaid purchase consideration and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2024. Subsequent to December 31, 2024, the Company extended a portion of the foreign currency forward contracts through the extended longstop date.

On November 13, 2024, the Company announced that it is pursuing a plan to split-off the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets and cash. The Liberty Live Split-Off would be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. The Company would redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live Holdings, Inc. As a result of the Liberty Live Split-Off, the Company and Liberty Live Holdings, Inc. would be separate publicly traded companies, and the Company would no longer have a tracking stock structure. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is intended to be tax-free to stockholders of the Company.

As of December 31, 2021, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group previously held by the Formula One Group, 2,292,037 notional shares represented a 3.7% intergroup interest in the Braves Group previously held by the Liberty SiriusXM Group and 5,271,475 notional shares represented a 2.2% intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group.

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

In connection with the Atlanta Braves Holdings Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Atlanta Braves Holdings Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock. During November 2023, Liberty exchanged the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group.

* * * * *

Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries

Formula 1

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE:LYV)

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the Fédération Internationale de l’Automobile (“FIA”) Formula One World Championship (the “World Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Events”) taking place in different countries around the world each season. In 2024, 24 Events took place in 21 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2024, the World Championship was followed by hundreds of millions of television viewers in approximately 200 territories and Formula 1’s largest Events have hosted live audiences in excess of 450,000 on race weekends.

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

Race Promotion. Race promotion revenue comprised 29.3%, 29.3% and 28.6% of Formula 1’s total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Event pursuant to contracts that typically have an initial term of three to seven years. For established Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

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

In 2024 and 2023, the Las Vegas Grand Prix was the only Event that was directly promoted by Formula 1, and as a result, Formula 1 was responsible for the development and operation of the circuit and paddock facilities. As a self-promoted event, Formula 1 received the revenue from ticket sales and other commercial arrangements in connection with the event. Revenue from the sale of grandstand and general access tickets is included in Race Promotion revenue.

Media Rights.  Media rights revenue comprised 32.8%, 32.2% and 36.4% of Formula 1’s total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Formula 1 licenses rights to broadcast Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. Contracts with broadcasters, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s media rights revenue is primarily generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”) and (c) subscription revenue from Formula 1’s own direct-to-consumer over-the-top broadcast product F1 TV. In 2024, Formula 1 had 11 free-to-air television agreements, 13 pay television agreements and 27 agreements, including multi-territory agreements, covering both free-to-air and pay television. Formula 1’s key broadcasters include Sky (pay television) in the U.K., Sky Deutschland (pay television) in Germany, Sky Italia (pay television) in Italy, DAZN (pay television) in Spain, ESPN (pay television) in Pan Latin America, Canal+ (pay television) in France, Vietnam and Myanmar, Bandeirantes (free-to-air and pay television) in Brazil, Viaplay (free-to-air and pay television) in Denmark, Finland, Norway, Sweden and Netherlands, Viaplay (pay television) in Iceland and Poland, ESPN and ESPN Deportes (pay television) in the U.S., beIN Sports (pay television) in Pan Asia and beIN Sports (free-to-air and pay television) in the Middle East, North Africa and Turkey.

Sponsorship. Sponsorship revenue comprised 18.6%, 18.0% and 16.9% of Formula 1’s total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Formula 1 sells Event-based sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, sponsors can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the U.S. or European consumer price index or another agreed metric.

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

Teams

The Teams are the participants in the World Championship and its Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. There were 10 Teams competing in the 2024 World Championship. To be eligible to compete, a Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. Currently, the Teams are supplied race engines by one of Ferrari, Mercedes, Renault or Red Bull Powertrains, with Audi and Honda committing to become an engine supplier beginning in the 2026 season and Renault withdrawing as an engine supplier after 2025. Under the terms of the 2021 Concorde Agreement (described below), Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Teams. Each Team is responsible for securing its own drivers and funding the costs of competing in the World Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2021 Concorde Agreement between Formula 1, the FIA and the Teams define the terms of the Team’s participation in the World Championship (for further detail, see “—Key Commercial Agreements—Concorde Agreement” below.)

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

Strategy

Formula 1’s goal is to further broaden and increase the global scale and appeal of the World Championship in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;
o	Leveraging high demand and positive competitive tension for Event renewals to increase the quality and value of every race slot

o	Maximizing media rights across markets, including alternate media platforms; continuing to grow Formula 1’s direct-to-consumer F1 TV product, alongside its growing suite of digital media assets
o	Developing sponsorship revenue by optimizing Formula 1’s existing inventory to maximize impact, exclusivity and value for Formula 1’s partners, while creating new, tailored assets to satisfy growing demand from a broad-spectrum of global brands
o	Enhancing Formula 1’s hospitality and experience business by developing its existing Paddock Club, together with new premium offerings
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans, which will drive deeper fan engagement and improved fan data;
●	Driving growth in key strategic markets with under-monetized fan potential;
●	Improving the on-track competitive balance of the World Championship and the long-term financial stability of the participating Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport. Formula 1 is also pioneering a 100% advanced sustainable fuel to be introduced in 2026 that will be a “drop-in fuel” and can be used in road cars without modification worldwide.

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

Terms of Live Nation Investment

At December 31, 2024, we beneficially owned approximately 69.6 million shares of Live Nation common stock, which represented approximately 30% of the issued and outstanding shares as of December 31, 2024.

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

Regulatory Matters

The operations and business of Formula 1 are subject to European and national competition laws which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Following an investigation by the E.C. into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Teams, broadcasters, promoters and the FIA. In October 2001, the E.C. issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the E.C. and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The E.C. issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1’s compliance.

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

Human Capital Resources

General

As of December 31, 2024, we had 84 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 1,100 full and part-time employees. We believe that our employee relations are good.

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

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find the next generation of talent emerging from underrepresented backgrounds. Following the launch of the Formula 1 Engineering Scholarship Program in 2021, Formula 1 has since committed to extending the program through 2025, supporting 10 students per year in their undergraduate and post-graduate engineering degrees at leading universities in the U.K. and Italy. In 2023, Formula 1 launched the F1 Academy series, an all-female driver category, to develop and prepare young female drivers to progress to higher levels of competition. In 2024, the F1 Academy series was featured as a support race at seven Events. As part of a wider program of diversity and inclusion initiatives, Formula 1 has also committed to creating employment opportunities for those from disadvantaged socio-economic backgrounds by offering apprenticeships and internships across the business.

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

One of the reasons for the creation of a tracking stock is to permit equity investors to apply more specific criteria in valuing the shares of a particular group, such as comparisons of earnings multiples with those of other companies in the same business sector. In valuing shares of Liberty Formula One common stock and Liberty Live common stock, investors should recognize that the historical financial information of the Formula One Group and the Liberty Live Group has been extracted from our consolidated financial statements and may not necessarily reflect what the Formula One Group’s and the Liberty Live Group’s results of operations, financial condition and cash flows would have been had these groups been separate, stand-alone entities pursuing independent strategies during the periods presented.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As of December 31, 2024, we had outstanding corporate-level indebtedness in the principal amount of $1.7 billion. Our ability to access the cash flow of Formula 1 is subject to covenant restrictions set forth in the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1. Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If debt financing is not available to us in the future, we may obtain liquidity through the sale or monetization of our debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations and those attributed to our groups.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.

As of December 31, 2024, we had approximately $1.7 billion principal amount of corporate-level debt outstanding, consisting of $475 million outstanding under our 2.25% Convertible Senior Notes due 2027, $1.15 billion outstanding under our 2.375% Exchangeable Senior Debentures due 2053 and $53 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash. Our primary sources of cash include our available cash balances, dividends and interest from our investments, monetization of our public investment portfolio and proceeds from asset sales. We do not have the right to cause Live Nation to pay dividends (See “—We do not have the right to manage our business affiliate, Live Nation, which means we are not able to cause it to operate in a manner that is favorable to us.”) and following the Liberty Sirius XM Holdings Split-Off, we no longer receive dividends from Sirius XM Holdings. Further, our ability to receive dividends or payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise, from any of our subsidiaries or business affiliates.

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

Our business strategy and that of our subsidiaries and business affiliates, including Formula 1 and Live Nation, may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition, including the acquisition of Dorna, depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak or uncertain economy in the U.S. or, in the case of the Formula One Group, globally, could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and elevated interest rates or further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors and management with QVC Group, Liberty Broadband and TripCo, which may lead to conflicting interests.

As a result of transactions between 2011 and 2014 that resulted in the separate corporate existence of our Company, QVC Group, Liberty Broadband and TripCo, all or most of the executive officers of Liberty also serve as executive officers of QVC Group, Liberty Broadband and TripCo, and there are overlapping directors at each of QVC Group, Liberty Broadband and TripCo. Our executive officers and members of Liberty’s board of directors (the “Board of Directors”) have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at QVC Group, Liberty Broadband or TripCo have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, QVC Group, Liberty Broadband or TripCo pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own QVC Group, Liberty Broadband and/or TripCo stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, QVC Group, Liberty Broadband and/or TripCo. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripCo has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including our Company, QVC Group, Liberty Broadband and TripCo) instead of such company. Other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with QVC Group, Liberty Broadband, TripCo and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, QVC Group, Liberty Broadband, TripCo or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Cloud services, information systems and other technologies that we or our vendors or other partners use are critical to our business activities, and shutdowns or disruptions of, and cybersecurity threats and cybersecurity incidents on, such systems pose increasing risks. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, have occurred in the past and may in the future affect the systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such information systems. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our businesses’ vendors and other service providers. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify the risks of cybersecurity threats and cybersecurity incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate the risks of cybersecurity threats and cybersecurity incidents, including unauthorized access or misuse, as discussed under Item 1C of this Annual Report on Form 10-K, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring.

In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and cybersecurity incidents and there can be no assurance that we will not experience a material cybersecurity incident. In addition, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Any cybersecurity incident could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue of Formula 1 and Live Nation, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any cybersecurity incidents and claims, investigations, penalties, fines, damages or settlements arising from cybersecurity incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

Formula 1 and Live Nation have been, and may in the future be, materially impacted by a pandemic or epidemic, such as COVID-19.

Although Formula 1 and Live Nation saw a return to normal business operations, schedules and events following the COVID-19 pandemic, it is unclear whether and to what extent a future pandemic or epidemic will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance, as was the result of the COVID-19 pandemic, the impact may substantially decrease our revenue. For example, due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses looked to reduce expenses and they may not be able to reduce expenses to the same degree as any decline in revenue due to any future pandemic or epidemic, which may adversely affect our results of operations and cash flow.

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

Risks Relating to the Formula One Group

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

As further described in “Item 1.Business—Regulatory Matters,” following an investigation by the E.C. in 1999 in relation to Formula 1’s compliance with competition laws, Formula 1 modified certain of its business practices and changed the terms of a number of Formula 1’s commercial contracts. Following these modifications and changes, the E.C. issued two comfort letters to Formula 1 in October 2001 stating that Formula 1 was no longer under investigation. Comfort letters are not binding on the E.C. and if it believes there has been a material change in circumstances, it could take further enforcement action. The E.C. issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing its comfort letters and that it had ended its monitoring of Formula 1’s compliance. In adopting practices and concluding commercial contracts (including as to contracts with broadcasters (and the manner in which these rights are offered), contracts with Teams and contracts with promoters), Formula 1 takes into account the modified practices that formed the basis of the EC’s comfort letters.

Formula 1 is also required to comply with general European Union and national competition laws, which require Formula 1 at all times to ensure its business practices and agreements are consistent with the operation of competitive markets. Failure to comply with the relevant practices, terms, laws and rules can give rise to challenges by the EC, national competition regulators and other interested parties. In addition, they could cause or deem certain of Formula 1’s commercial contracts (including the Team Agreements) to be unenforceable in whole or in part and/or require various terms (including duration, scope and exclusivity) to be modified, and/or Formula 1 could be liable for damages or other sanctions. In August 2024, we received a notification from the Department of Justice, Antitrust Division that an investigation has been opened with respect to Formula 1’s conduct concerning the application by Andretti Formula Racing to enter the World Championship. Although we are fully cooperating with the investigation, there can be no assurance of the outcome.

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

For example, during October 2021, the Organisation for Economic Cooperation and Development (the “OECD”) announced that 136 countries and tax jurisdictions had agreed to implement a new “Two Pillar” approach to international taxation. Numerous countries have now enacted, or are in the process of enacting, new legislation consistent with this approach, which took effect for the first time in 2024. More countries have committed to introduce similar legislation, at different times and in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

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

Depending on how the jurisdictions in which Formula 1 operates, and those in which Liberty and its subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, and depending on the future evolution of the OECD’s “Two Pillar” approach, Formula 1 could be adversely affected due to its income being taxed at higher effective rates.

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

An Event may have to be postponed or cancelled, or Formula 1 may be unable to provide an international television feed of an Event, due to factors beyond its control, including an inability to transport Formula 1’s and the Teams’ equipment to an Event, power failures, natural disasters or extreme weather, geopolitical conditions or international conflicts, parties to Formula 1 race promotion contracts terminating those contracts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1’s commercial contracts. Most recently, the 2023 Emilia-Romagna Grand Prix was cancelled due to severe flooding in the region. Additionally, the 2022 Russian Grand Prix was cancelled due to circumstances arising from Russia’s invasion of Ukraine. During the 2021 and 2020 seasons, a number of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1’s insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 the race promotion fee with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1’s broadcast contracts include a provision to reduce the fee payable to Formula 1 if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1’s fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 to substitute another Event for the cancelled Event and Formula 1 does so. If an Event is cancelled, Formula 1 will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Event weekends.

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

Formula 1 relies on certain trademarks, copyrights and other intellectual property to protect its rights, including its brands, logos and television footage. The existence of complex factual and legal issues may give rise to uncertainty as to the validity or subsistence, scope and enforceability of a particular trademark, copyright or other intellectual property or contractual right in a particular jurisdiction. While historically Formula 1 has been widely transmitted by free-to-air television which reduced its attractiveness as a target for piracy and other infringement, Formula 1 is increasingly transmitted by pay TV operators that are greater targets for piracy. In any event, Formula 1’s intellectual property, and in particular the Formula 1 brand (including the F1 logo) and television footage are potential targets for counterfeiting, piracy and other infringement. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital pirating and distribution of televised sporting events easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. If Formula 1 is unsuccessful in preventing widespread piracy and illegal live streaming of Events in the future, these activities could result in lost revenue and a reduction in the value of Formula 1’s media rights which may materially and adversely affect Formula 1’s business, results of operation, financial condition and prospects, and in turn may materially adversely affect the Formula One Group. Further, the availability of certain artificial intelligence tools could facilitate the creation of infringing works based on the unauthorized use of our and our business affiliates’ intellectual property. The legal landscape for some new technologies, including some artificial intelligence tools remains uncertain, and development of the law in this area could impact our and our business affiliates’ intellectual property.

Formula 1’s processing, storing, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.

Formula 1 receives, transmits and stores a large volume of personal data and other user data, primarily in the processing of consumer transactions and managing its employees. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Formula 1. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal data and user data. Specifically, personal data is increasingly subject to legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the European Union (“E.U.”) to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.

The E.C. adopted revised SCCs on June 4, 2021. In October 2024, the E.C. announced a consultation regarding new SCCs, which may be adopted in final form in 2025. In March 2022, the U.S. and the E.C. announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the E.C. issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal data. The timing of enactment of the E.U.’s proposed ePrivacy Regulation, which, among other things, would adopt additional regulation of

“cookies” and other internet tracking tools, is uncertain. Following the U.K.’s withdrawal from the E.U. (“Brexit”), on June 28, 2021, the E.C. determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.

California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the CCPA and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in March 2023. The CPPA also proposed new regulations in November 2024 that would require companies to conduct risk assessment, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision-making technology. These proposed new requirements could increase Formula 1’s costs of compliance and impact its operations and the products and services it offers. Since the enactment of the CCPA, 19 additional states have enacted comprehensive privacy legislation.

In addition to broad consumer privacy laws, states in the U.S. are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where Formula 1 operates (including social media platforms) may have separate policies that limit its use of personal information that Formula 1 collects through its operations on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Formula 1’s failure, and/or the failure by the various third party vendors and service providers with which it does business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where Formula 1 conducts business, or any compromise of security that results in the unauthorized release of personal identifiable information or other user data could damage its reputation and the reputation of its third party vendors and service providers, discourage potential fans, result in fines and/or proceedings by governmental agencies and/or fans and/or result in limits on Formula 1’s use of personal  information it uses in the operation of its business, any one or all of which could adversely affect Formula 1’s business, financial condition and results of operations. In addition, Formula 1 may not have adequate insurance coverage to compensate for losses.

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

In 2024, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “—Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

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

Live Nation’s business is highly sensitive to public tastes and is dependent on its ability to secure popular artists and other live music events, and Live Nation and its ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for its services.

Live Nation’s business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Live Nation’s live entertainment business depends in part on its ability to anticipate the tastes of consumers and to offer events that appeal to them. Since Live Nation relies on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit its ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of Live Nation’s amphitheaters. If those artists do not choose to tour, or if Live Nation is unable to secure the rights to their future tours, then its concerts business would be adversely affected. Live Nation’s artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise. Live Nation’s ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, Live Nation’s ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.

In addition, Live Nation’s live entertainment business typically books its live music tours four to eight months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to receiving any revenue. Therefore, if the public is not receptive to the tour, or Live Nation or an artist cancel the tour, Live Nation may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue Live Nation could have earned at booked venues. Live Nation has cancellation insurance policies in place to cover a portion of its losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and Live Nation’s failure to anticipate, identify or react to these changes could result in reduced demand for its services, which would adversely affect its business, financial condition and results of operations.

Live Nation’s business depends on relationships between key promoters, executives, agents, managers, artists and clients and any adverse changes in these relationships could adversely affect Live Nation’s business, financial condition and results of operations.

The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as Live Nation’s leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to Live Nation’s success. Due to the importance of those industry contacts to Live Nation’s business, the loss of any of its promoters, officers or other key personnel could adversely affect its business. Although Live Nation has entered into long-term agreements with many of those individuals described above to protect its interests in those relationships, Live Nation can give no assurance that all or any of those key employees or managers will remain with it or will retain their associations with key business contacts, including music artists, as some agreements between a manager and an artist are not for a fixed period of time and are instead terminable at will.

The success of Live Nation’s ticketing business depends, in significant part, on its ability to maintain and renew relationships with existing clients and to establish new client relationships. Live Nation anticipates that, for the foreseeable future, the substantial majority of its ticketing segment revenue will be derived from both online and mobile sales of tickets. Live Nation also expects that revenue from primary ticketing services, which consists primarily of its portion of per ticket convenience charges and per order service fees, will continue to comprise the substantial majority of its ticketing segment revenue. Live Nation cannot provide assurances that it will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on Live Nation’s business, financial condition and results of operations.

Another important component of Live Nation’s success is its ability to maintain existing and to build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in those relationships, including the inability of those parties to fulfill their obligations to Live Nation’s businesses for any reason, could adversely affect its business, financial condition and results of operations.

Live Nation faces intense competition in the live music and ticketing industries, and it may not be able to maintain or increase its current revenue, which could adversely affect its business, financial condition and results of operations.

Live Nation’s businesses are in highly competitive industries, and it may not be able to maintain or increase its current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry Live Nation competes with other venues to book artists, and, in the markets in which it promotes music concerts, it faces competition from other promoters and venue operators. Live Nation’s competitors compete with it for key employees who have relationships with popular music artists and who have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Due to increasing artist influence and competition to attract and maintain artist clients, Live Nation may enter into agreements on terms that are less favorable to it, which could negatively impact its financial results. Live Nation’s competitors may develop services, advertising options or music venues that are equal or superior to those Live Nation provides or that achieve greater market acceptance and brand recognition than Live Nation achieves. Within the live music industry, Live Nation’s artist management business also competes with numerous other artist management companies and individual managers in the United States alone, both to discover new and emerging artists and to represent established artists. Across the live music industry, it is possible that new competitors may emerge and rapidly acquire significant market share.

Live Nation’s ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, it faces significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season and subscription sales. Live Nation also faces competition in the resale of tickets from resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that Live Nation faces in the ticketing industry could cause the volume of our ticketing services business to decline. As Live Nation is also a content provider and venue operator it may face direct competition with its prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with Live Nation’s prospective or current primary ticketing clients could result in a decline in the number of ticketing clients it has and a decline in the volume of its ticketing business, which could adversely affect Live Nation’s business, financial condition and results of operations.

In the secondary ticket sales market, Live Nation has restrictions on its business that are not faced by its competitors, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by Live Nation is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on Live Nation’s websites with such disclosure requirements. There are certain state laws that now ban such speculative ticket listings, and the New York Attorney General has in the past brought lawsuits against resale companies for these practices; Live Nation does not, however, allow the use of such speculative ticketing practices on its websites.

Other variables related to the competitive environment that could adversely affect Live Nation’s financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:

●	an increased level of competition for advertising dollars, which may lead to lower sponsorships as Live Nation attempts to retain advertisers or which may cause it to lose advertisers to its competitors offering better programs that Live Nation is unable or unwilling to match;
●	unfavorable fluctuations in operating costs, including increased guarantees to artists, which Live Nation may be unwilling or unable to pass through to its customers via higher ticket prices;
●	inability or unwillingness to fund the significant up-front cash requirements associated with Live Nation’s touring and ticketing businesses due to insufficient cash on hand or capacity under its senior secured credit facility, which could result in the loss of key tours to competitors or the inability to secure and retain ticketing clients;
●	competitors’ offerings that may include more favorable terms than Live Nation does in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;
●	technological changes and innovations that Live Nation is unable to adopt or are late in adopting that offer more attractive entertainment alternatives than it or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees; and
●	other entertainment options available to Live Nation’s audiences that it does not offer.

The success of Live Nation’s ticketing business and other operations depends, in part, on the integrity of its systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on Live Nation’s business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of Live Nation’s own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which it relies, may adversely affect its ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require Live Nation to expend additional resources to continue to maintain its software and systems and could subject it to systems interruptions. The large infrastructure plant that is required to operate Live Nation’s systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that Ticketmaster receives. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing its services.

While Live Nation has backup systems for certain aspects of its operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, Live Nation may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect Live Nation’s business, financial condition and results of operations.

Data loss or other breaches of Live Nation’s network security could materially harm its business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.

Due to the nature of Live Nation’s business, it processes, stores, uses, transfers and discloses certain personal or sensitive information about its customers and employees. Penetration of its network or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could cause interruptions in Live Nation’s operations and subject it to increased costs, litigation, inquiries and actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage its reputation with consumers, ticketing clients and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring.

Although Live Nation has developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, automate or expedite transactions or other activities on its platform, disable or degrade service or sabotage systems (or otherwise bring about one or more of these effects) may change frequently and as a result, may be difficult for its business to detect for long periods of time and may impact the efficacy of its defenses and/or the products and services Live Nation provides. In addition, despite Live Nation’s best efforts, Live Nation may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. Live Nation has expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within its larger technology environment, and will continue to do so in the future.

Live Nation also face risks associated with security breaches and incidents affecting third parties with which it is affiliated or with which we otherwise conduct business. In particular, hardware, software or applications it develops or procures from third parties may contain, and have contained, defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security, but none of which have been material to date. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with Live Nation, which could have an adverse effect on its business, financial condition and results of operations.

In addition to the above concerns related to network and data security, the collection, transfer, use, disclosure, security and retention of personal or sensitive information and other user data are governed by existing and evolving federal, state and international laws. Live Nation has expended significant capital and other resources to keep abreast of the evolving privacy landscape, including the establishment of a dedicated global privacy organization within its legal team. However, Live Nation’s business could be adversely affected if legislation or regulations are expanded to require changes in business practices or policies (including, for example, practices or policies regarding the collection, transfer, use, disclosure, security, and retention of personal or sensitive information), or if governing jurisdictions interpret or implement legislation or regulations in a manner which negatively affects its business, financial condition and/or results of operations. Due to the changes in the data privacy regulatory environment, Live Nation may incur additional costs and challenges to its business that restrict or limit its ability to collect, transfer, use, disclose, secure, or retain personal or sensitive information. These changes in data privacy laws may require Live Nation to modify its current or future products, services, programs, practices or policies, which may in turn impact the products and services available to Live Nation’s customers.

Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Live Nation’s business operations, including its ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the E.U., where the GDPR governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the U.K. from the E.U. on December 31, 2020, Live Nation was required to separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. U.K. data protection law has continued to evolve and, notwithstanding the current E.U. decision that allows data to be transferred from the E.U. to the U.K., Live Nation anticipates additional changes to U.K. data protection law within the next 12-18 months. In the United States, several states (including California, Virginia, and Colorado) have required Live Nation to update its policies and procedures to continue to protect data as required under those laws. State and federal legislators in the United States continue to consider, and enact, new privacy laws, which may require further updates to ensure compliance. Additional changes to data privacy laws and regulations around the world, including in the E.U., U.K., and/or the United States, could lead to additional compliance costs and could increase Live Nation’s overall risk.

As Live Nation expands its operations into new jurisdictions, the costs associated with compliance with applicable local data privacy laws and regulations increases. It is possible that government or industry regulation in these markets will require Live Nation to deviate from its standard processes and/or make changes to its products, services and operations, which will increase operational cost and risk.

Live Nation’s failure or the failure of the various third-party vendors and service providers with which it is affiliated or otherwise conduct business to comply with applicable federal, state or international laws and regulations and/or to comply with its privacy policies and/or or any compromise of security that results in the unauthorized collection, transfer, use or disclosure of personal or sensitive information or other user data may result in negative publicity resulting in reputation or brand damage, may discourage potential users from purchasing tickets or trying Live Nation’s products and services, and may result in proceedings/fines by governmental agencies and/or private litigation brought by consumers; the realization of one or all of the foregoing could adversely affect Live Nation’s business, financial condition and results of operations.

Live Nation may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

Live Nation regards its intellectual property rights, including patents, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to its success. Live Nation also relies heavily upon software codes, informational databases and other components that make up its products and services.

Live Nation has been granted trademark registrations and patents and/or have trademark and patent applications pending with the United States Patent and Trademark Office and/or various foreign authorities for various proprietary trademarks, technologies and other inventions. Any patent or trademark application filed may not result in a patent or trademark registration being issued, or existing or future patents or trademarks may not be adjudicated valid by a court or be afforded adequate protection against competitors. Likewise, the issuance of a patent or trademark registration to Live Nation does not mean that its processes, inventions or trademark will not be found to infringe upon rights previously issued to third parties. Live Nation relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Live Nation’s intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

From time to time, Live Nation is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the intellectual property rights of third parties. Live Nation’s failure to protect its intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names or other intellectual property and could adversely affect its business, financial condition and results of operations. Therefore, litigation may be necessary in the future to enforce its intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect Live Nation’s business, financial condition and results of operations.

Risks Relating to the Ownership of Our Common Stock Due to Our Tracking Stock Capitalization

The following risks relate to the ownership of our common stock due to our tracking stock capitalization.

Holders of Liberty Formula One common stock and Liberty Live common stock are common stockholders of our Company and, therefore, are subject to risks associated with an investment in our Company as a whole, even if a holder does not own shares of common stock of both of our groups.

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

Pursuant to the terms of Liberty’s restated certificate of incorporation (its “Charter”), the Board of Directors may determine that it is in the best interest of all of Liberty’s stockholders to effect a redemptive split-off whereby all or a portion of the outstanding shares of a particular tracking stock would be redeemed for shares of common stock of a subsidiary (“Splitco”) that holds all or a portion of the assets and liabilities attributed to such tracking stock group subject to the approval of only the holders of the tracking stock to be redeemed. For example, Liberty split-off its wholly owned subsidiaries, Atlanta Braves Holdings in 2023 and Liberty Sirius XM Holdings in 2024, and has announced a plan to split-off Liberty Live Group (immediately prior to which, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group). The vote of holders of Liberty’s other tracking stocks have not been and would not in the future be required, unless Splitco also held assets and liabilities of such other tracking stock group(s). If Liberty were to effect a redemptive split-off in the future, then, pursuant to the terms of its Charter, Liberty would be required to redeem the outstanding shares of the affected tracking stock from its holders on an equal per share basis (i.e., it could not redeem shares from holders of only certain series of the affected tracking stock or redeem from all holders of the affected tracking stock on a non-pro rata basis). Following any future redemptive split-off, holders of the other tracking stock(s) would continue to hold stock tracking the performance of Liberty’s remaining assets and liabilities which would not have changed after the redemptive split-off, unless a reattribution among the tracking stock groups occurred in connection with the redemptive split-off (as discussed below). In addition, in the case of a partial redemptive split-off, holders of the affected tracking stock would hold shares of Splitco and continue to hold a reduced number of shares of the affected tracking stock which would track the remaining assets and liabilities retained by Liberty and attributed to such tracking stock group after the split-off.

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

The market prices of Liberty Formula One common stock and Liberty Live common stock may be materially affected by, among other things:

●	actual or anticipated fluctuations in a group’s operating results or in the operating results of particular companies attributable to such group;
●	potential acquisition activity by our Company (regardless of the group to which it is attributed) or the companies in which we invest;
●	issuances of debt or equity securities to raise capital by our Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;
●	changes in financial estimates by securities analysts regarding Liberty Formula One common stock or Liberty Live common stock or the companies attributable to our tracking stock groups;
●	the complex nature and the potential difficulties investors may have in understanding the terms of our tracking stocks, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and
●	general market conditions.

The market value of Liberty Formula One common stock or Liberty Live common stock could be adversely affected by events involving the assets and businesses attributed to the other group.

Because we are the issuer of Liberty Formula One common stock and Liberty Live common stock, an adverse market reaction to events relating to the assets and businesses attributed to one of our groups, such as earnings announcements, announcements of new products or services or acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in the common stock of the other group. This could occur even if the triggering event is not material to us as a whole. Certain events may also have a greater impact on one group than the same triggering event would have on another group due to the asset composition of the affected group. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one group, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other group or the borrowing costs of our Company as a whole.

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

Our tracking stock capital structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock related to the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the Formula One Group and the Liberty Live Group. Our tracking stock groups are not separate entities and thus holders of Liberty Formula One common stock and Liberty Live common stock do not have the right to elect separate boards of directors. As a result, our Company’s officers and directors owe fiduciary duties to our Company as a whole and all of our stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of our Company and all of our stockholders may not be in the best interest of a particular group when considered independently. Examples include:

●	decisions as to the terms of any business relationships that may be created between the Formula One Group and the Liberty Live Group;
●	the terms of any reattributions of assets between groups;
●	decisions as to the allocation of consideration among the holders of Liberty Formula One common stock and Liberty Live common stock, or among the series of stocks relating to our groups, to be received in connection with a merger involving our Company;
●	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of more than one group;
●	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;
●	decisions as to the conversion of shares of common stock of one group into shares of common stock of the other;
●	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest that one group may own in the other group;
●	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our groups;
●	decisions as to the dispositions of assets of any of our groups; and
●	decisions as to the payment of dividends on the stock relating to any of our groups.

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

The Board of Directors has adopted certain management and allocation policies to serve as guidelines in making decisions regarding the relationship between the Formula One Group and the Liberty Live Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities and similar items. These policies also set forth the initial focuses and strategies of these groups and the initial attribution of our businesses, assets and liabilities among them. These policies are not included in the current Charter. The Board of Directors may at any time change or make exceptions to these policies. Because these policies relate to matters concerning the day-to-day management of our Company as opposed to significant corporate actions, such as a merger involving our Company or a sale of substantially all of our assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.

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

Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of our Company taken as a whole, and our current Charter does not require a separate class vote in the case of a sale of a significant amount of assets of either of our groups. As long as the assets attributed to the Formula One Group or the Liberty Live Group proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such group without any stockholder approval.

If we dispose of all or substantially all of the assets attributed to either group (which means, for this purpose, assets representing 80% of the fair market value of the total assets of the disposing group, as determined by the Board of Directors), we would be required under the terms of our current Charter, if the disposition is not an exempt disposition under the terms of our current charter, to choose one or more of the following three alternatives:

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

The Board of Directors may elect to convert the common stock relating to one group into common stock relating to other group, thereby changing the nature of a stockholder’s investment and possibly diluting their economic interest in our Company, which could result in a loss in value to them.

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

Sales of, or hedging transactions such as collars relating to, shares of Liberty Formula One common stock or Liberty Live common stock by our Chairman of the Board of Directors, or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of Liberty Formula One common stock or Liberty Live common stock.

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

Liberty’s Chairman, John C. Malone, beneficially owns shares (based on outstanding share information as of January 31, 2025) representing the power to direct approximately 49% of the aggregate voting power in Liberty, due to his beneficial ownership of approximately 97% of the outstanding shares of each of the Series B Liberty Formula One common stock and the Series B Liberty Live common stock.

Risks Relating to the proposed Liberty Live Split-Off

We have announced a plan to split-off our Liberty Live Group into an independent, publicly-traded company in the second half of 2025. The proposed transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We have announced a plan to split-off our Liberty Live Group into an independent, publicly-traded company in the second half of 2025, subject to the satisfaction of certain conditions, including obtaining certain requisite approvals of holders of Series A and Series B Liberty Live common stock. Unanticipated developments, including changes in market conditions, the performance of our and Live Nation’s common stock, and possible delays in obtaining requisite approvals could delay or prevent the Liberty Live Split-Off from occurring or cause the Liberty Live Split-Off to occur on terms or conditions that are less favorable and/or different than expected. Even if the Liberty Live Split-Off is completed, we may not realize some or all of the anticipated benefits from the Liberty Live Split-Off.

We expect to incur costs and expenses in connection with the Liberty Live Split-Off.

We expect that we will incur certain nonrecurring costs in connection with the proposed Liberty Live Split-Off, including advisory, legal and other transaction costs. A majority of these costs have already been incurred or may be incurred regardless of whether the Liberty Live Split-Off is completed. While many of the expenses that would be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Liberty Live Split-Off. Although we expect that the realization of benefits related to the Liberty Live Split-Off would offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats. Liberty’s corporate level IT and cybersecurity functions assess, identify, and manage risks from cybersecurity threats at the corporate level, while Formula 1 and QuintEvents operate their own cybersecurity functions with oversight from Liberty.

Live Nation, an equity affiliate, as a separate publicly traded company from Liberty, operates its own cybersecurity function.  Oversight for Live Nation’s cybersecurity functions rests with its board of directors, of which an employee of Liberty is a member, in collaboration with Live Nation’s Global Data Governance Board and Audit Committee.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

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

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level, Formula 1 and QuintEvents. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

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

Our management team’s experience includes a diverse background in telecom, technology, media and other industries, with decades of experience in various aspects of cybersecurity. Liberty’s Head of Cybersecurity has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. Formula 1’s Head of Information Security and Director of IT together have more than 30 years of experience and the Head of Information Security has multiple certifications, including Certified Information Security Manager and Certified Information Systems Security Professional. All have worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties

We own our corporate headquarters in Englewood, Colorado.

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

Item 3. Legal Proceedings

Refer to note 16 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three series of each of its tracking stocks. Series A, Series B and Series C Liberty Formula One common stock trade or are quoted under the symbols FWONA/B/K, respectively; and Series A, Series B and Series C Liberty Live common stock trade or are quoted under the symbols LLYVA/B/K, respectively. Series A and Series C Liberty Formula One common stock and Series A and Series C Liberty Live common stock trade on the Nasdaq Global Select Market, and Series B Liberty Formula One common stock and Series B Liberty Live common stock are quoted on the OTC Markets. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following tables set forth the range of high and low sales prices of our Series B Liberty Formula One common stock and Series B Liberty Live common stock for the years ended December 31, 2024 and 2023. There is no established public trading market for our Series B Liberty Formula One common stock and our Series B Liberty Live common stock, which are quoted on OTC Markets. The over-the-counter market quotations for our Series B Liberty Formula One common stock and our Series B Liberty Live common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Formula One Group
	Series B (FWONB)
	High	Low
2023
First quarter	$68.02	54.31
Second quarter	$68.00	63.00
Third quarter	$66.00	55.00
Fourth quarter	$56.02	56.02

2024
First quarter	$65.00	60.00
Second quarter	$66.50	58.51
Third quarter	$72.13	63.96
Fourth quarter	$85.00	69.00

	Liberty Live Group
	Series B (LLYVB)
	High	Low
2023
Third quarter (from the initial quoting of LLYVB on August 4, 2023)	$34.35	28.38
Fourth quarter	$33.50	31.18

2024
First quarter	$39.00	36.00
Second quarter	$40.00	33.50
Third quarter	$50.00	33.30
Fourth quarter	$75.25	50.00

On August 3, 2023, Liberty completed the Reclassification (as defined below). Each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One Common Stock was reclassified into one share of the corresponding series of new Liberty Formula One Common Stock and 0.0428 of a share of the corresponding series of Liberty Live Common Stock. Stock prices presented in the tables above prior to August 3, 2023 were not adjusted to reflect the Reclassification.

Holders

The number of record holders as of January 31, 2025 were as follows:

	Series A	Series B	Series C
Liberty Formula One common stock	621	40	747
Liberty Live common stock	568	37	754

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Series A Liberty Formula One common stock or Liberty Live common stock and no repurchases of Series C Liberty Formula One common stock or Liberty Live common stock during the three months ended December 31, 2024. As of December 31, 2024, approximately $1.1 billion was available for future share repurchases under our share repurchase program.

During the three months ended December 31, 2024, no shares of Series A or Series C Liberty Formula One common stock, no shares of Series A Liberty Live common stock and 141 shares of Series C Liberty Live common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. See note 4 in the accompanying consolidated financial statements for an overview of accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of media and entertainment companies. Our most significant operating subsidiary, Formula 1, is wholly-owned and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship (as defined below), an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

We hold an ownership interest in Live Nation Entertainment, Inc. (“Live Nation”), which is accounted for as an equity method investment. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our “Corporate and Other” category includes our consolidated subsidiary QuintEvents, LLC (“QuintEvents”), corporate expenses and investments and related financial instruments in other public companies. Braves Holdings, LLC ("Braves Holdings"), a consolidated subsidiary, was included in “Corporate and Other” prior to the Atlanta Braves Holdings Split-Off (defined below).

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off (the “Atlanta Braves Holdings Split-Off”) of its wholly owned subsidiary, Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). The Atlanta Braves Holdings Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Atlanta Braves Holdings Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off.

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

Each of the Atlanta Braves Holdings Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the Internal Revenue Service (the “IRS”) completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. In September 2024, the IRS completed its review of the Atlanta Braves Holdings Split-Off and notified the Company that it agreed with the nontaxable characterization of the transaction.

The Atlanta Braves Holdings Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

On January 2, 2024, the Company purchased QuintEvents for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition.

On September 9, 2024, the Company completed the split-off (the “Liberty Sirius XM Holdings Split-Off”) of its wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

Following the Liberty Sirius XM Holdings Split-Off, on September 9, 2024, a wholly owned subsidiary of Liberty Sirius XM Holdings merged with and into Sirius XM Holdings Inc. (“Sirius XM Holdings”), with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”). As a result of the Transactions, Liberty Sirius XM Holdings became an independent public company, separate from the Company. Liberty Sirius XM Holdings is presented as a discontinued operation in the accompanying consolidated financial statements.

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

As of December 31, 2024, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of December 31, 2024, the Formula One Group has cash and cash equivalents of approximately $2,631 million, which includes $1,389 million of subsidiary cash.

As of December 31, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of December 31, 2024, the Liberty Live Group has cash and cash equivalents of approximately $325 million.

Prior to the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group and are presented as continuing operations in the accompanying consolidated financial statements.

Prior to the Atlanta Braves Holdings Split-Off, the Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities and corporate cash.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts for close to the full purchase price. In December 2024, the European Commission notified the Company that a Phase II investigation would occur, extending regulatory review beyond December 31, 2024. The Company agreed to pay €126 million to the sellers to extend the longstop date to June 30, 2025 in order to accommodate the Phase II investigation. The €126 million is considered prepaid purchase consideration and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2024. Subsequent to December 31, 2024, the Company extended a portion of the foreign currency forward contracts through the extended longstop date.

On November 13, 2024, the Company announced that it is pursuing a plan to split-off the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets and cash. The Liberty Live Split-Off would be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. The Company would redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live Holdings, Inc. As a result of the Liberty Live Split-Off, the Company and Liberty Live Holdings, Inc. would be separate publicly traded companies, and the Company would no longer have a tracking stock structure. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is intended to be tax-free to stockholders of the Company.

As of December 31, 2021, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group previously held by the Formula One Group, 2,292,037 notional shares represented a 3.7% intergroup interest in the Braves Group previously held by the Liberty SiriusXM Group and 5,271,475 notional shares represented a 2.2% intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group.

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

In connection with the Atlanta Braves Holdings Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Atlanta Braves Holdings Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock. During November 2023, Liberty exchanged the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group.

Strategies and Challenges of Business Units

Formula 1. Formula 1’s goal is to further broaden and increase the global scale and appeal of the FIA (as defined below) Formula One World Championship (the “World Championship”) in order to improve the overall value of Formula 1 as a sport and its financial performance. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;
o	Leveraging high demand and positive competitive tension for Event renewals to increase the quality and value of every race slot
o	Maximizing media rights across markets, including alternate media platforms; continuing to grow Formula 1’s direct-to-consumer F1 TV product, alongside its growing suite of digital media assets
o	Developing sponsorship revenue by optimizing Formula 1’s existing inventory to maximize impact, exclusivity and value for Formula 1’s partners, while creating new, tailored assets to satisfy growing demand from a broad-spectrum of global brands
o	Enhancing Formula 1’s hospitality and experience business by developing its existing Formula 1 Paddock Club program (the “Paddock Club”), together with new premium offerings
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans, which will drive deeper fan engagement and improved fan data;
●	Driving growth in key strategic markets with under-monetized fan potential;
●	Improving the on-track competitive balance of the World Championship and the long-term financial stability of the participating Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport. Formula 1 is also pioneering a 100% advanced sustainable fuel to be introduced in 2026 that will be a “drop-in fuel” and can be used in road cars without modification worldwide.

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

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Consolidated Operating Results

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue
Formula One Group
Formula 1	$3,411	3,222
Corporate and other	373	16
Intergroup elimination	(131)	(16)
Total Formula One Group	3,653	3,222
Braves Group
Corporate and other	NA	350
Total Braves Group	NA	350
Consolidated Liberty	$3,653	3,572

Operating Income (Loss)
Formula One Group
Formula 1	$492	392
Corporate and other	(205)	(95)
Total Formula One Group	287	297
Liberty Live Group
Corporate and other	(11)	(11)
Total Liberty Live Group	(11)	(11)
Braves Group
Corporate and other	NA	(31)
Total Braves Group	NA	(31)
Consolidated Liberty	$276	255

Adjusted OIBDA
Formula One Group
Formula 1	$791	725
Corporate and other	(17)	(39)
Total Formula One Group	774	686
Liberty Live Group
Corporate and other	(7)	(9)
Total Liberty Live Group	(7)	(9)
Braves Group
Corporate and other	NA	14
Total Braves Group	NA	14
Consolidated Liberty	$767	691

Revenue. Our consolidated revenue increased $81 million for the year ended December 31, 2024, as compared to the prior year, driven by an increase in Formula 1 revenue and revenue from QuintEvents, partially offset by a decrease in Braves Holdings revenue due to the Atlanta Braves Holdings Split-Off in 2023 and an increase in intergroup eliminations. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1.

Operating income. Our consolidated operating income increased $21 million for the year ended December 31, 2024, as compared to the prior year, driven by an increase in Formula 1’s operating results and the Atlanta Braves Holdings Split-Off in 2023, partially offset by QuintEvents’ operating loss, largely driven by the goodwill impairment, disclosed below. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1.

Stock-based compensation. Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $34 million and $29 million of stock compensation expense for the years ended December 31, 2024 and 2023, respectively. The increase in 2024 as compared to 2023 is primarily due to an increase in corporate and other stock compensation expense.

As of December 31, 2024, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $15 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.4 years.

See “Results of Operations—Businesses”  below for a more complete discussion of the results of operations of Formula 1.

Impairment and acquisition costs. QuintEvents recognized a goodwill impairment loss of $73 million during the year ended December 31, 2024. See note 8 to the accompanying consolidated financial statements for additional information. The Company recorded $32 million of acquisition costs, primarily related to Dorna, during the year ended December 31, 2024.

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

	Years ended December 31,
	2024	2023

	amounts in millions
Operating income (loss)	$276	255
Stock-based compensation	34	29
Depreciation and amortization	352	406
Impairment and acquisition costs	105	1
Adjusted OIBDA	$767	691

Consolidated Adjusted OIBDA increased $76 million for the year ended December 31, 2024, as compared to the prior year, primarily due to an increase in Formula 1 Adjusted OIBDA, partially offset by the Atlanta Braves Holdings Split-Off in 2023. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2024	2023

	amounts in millions
Interest expense
Formula One Group	$(208)	(214)
Liberty Live Group	(29)	(10)
Liberty SiriusXM Group	—	(4)
Braves Group	NA	(20)
Consolidated Liberty	$(237)	(248)

Share of earnings (losses) of affiliates
Formula One Group	$(10)	(4)
Liberty Live Group	238	22
Liberty SiriusXM Group	—	127
Braves Group	NA	12
Consolidated Liberty	$228	157

Realized and unrealized gains (losses) on financial instruments, net
Formula One Group	$(120)	42
Liberty Live Group	(263)	(153)
Liberty SiriusXM Group	—	(59)
Braves Group	NA	3
Consolidated Liberty	$(383)	(167)

Unrealized gains (losses) on intergroup interests, net
Formula One Group	$—	15
Braves Group	NA	(83)
Consolidated Liberty	$—	(68)

Other, net
Formula One Group	$68	75
Liberty Live Group	24	(28)
Liberty SiriusXM Group	—	(6)
Braves Group	NA	5
Consolidated Liberty	$92	46

	$(300)	(280)

Interest expense. Consolidated interest expense decreased $11 million for the year ended December 31, 2024, as compared to the prior year. Interest expense for the Braves Group decreased due to the Atlanta Braves Holdings Split-Off. Interest expense for the Liberty Live Group increased due to an increase in the average amount of debt outstanding. Certain debt was reattributed from the Liberty SiriusXM Group to the Liberty Live Group effective August 3, 2023. The interest related to such debt is reflected in interest expense for the Liberty SiriusXM Group prior to the Reclassification and in interest expense for the Liberty Live Group following the Reclassification.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2024	2023

	amounts in millions
Formula One Group
Other	$(10)	(4)
Total Formula One Group	(10)	(4)

Liberty Live Group
Live Nation	236	21
Other	2	1
Total Liberty Live Group	238	22

Liberty SiriusXM Group
Live Nation	—	127
Total Liberty SiriusXM Group	—	127

Braves Group
Other	NA	12
Total Braves Group	NA	12
Consolidated Liberty	$228	157

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

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023

	amounts in millions
Debt measured at fair value	$(339)	(224)
Foreign currency forward contracts	(138)	—
Interest rate swaps	103	28
Debt and equity securities	(5)	27
Other	(4)	2
	$(383)	(167)

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Gains (losses) on interest rate swaps are primarily driven by changes in the fair value of Formula 1’s interest rate swaps and realized gains (losses) on Formula 1’s interest rate swaps. The changes in unrealized gains (losses) on debt and equity securities (as defined in note 4 of our accompanying consolidated financial statements) are due to market factors primarily driven by changes in the fair value of the stock underlying these financial instruments.

Unrealized gains (losses) on intergroup interests, net. Unrealized gains (losses) on intergroup interests, net are driven by changes in the fair value of notional shares representing the intergroup interests. The intergroup interests were settled and extinguished during the year ended December 31, 2023.

Other, net. Other, net income increased during 2024, as compared to the prior year, primarily driven by an increase in interest and dividend income, a decrease in losses on early extinguishment of debt and a decrease in tax related expense pursuant to a tax sharing agreement with QVC Group, Inc., formerly known as Qurate Retail, Inc., partially offset by an increase in foreign exchange losses.

Income taxes. The Company had income tax expense of $39 million and a tax benefit of $1 million for the years ended December 31, 2024 and 2023, respectively. Our effective tax rate for the years ended December 31, 2024 and 2023 was 163% and 4%, respectively. Our effective tax rate both years was impacted for the following reasons:

●	During 2024, the Company recognized income tax expense instead of a tax benefit at the expected federal rate of 21% primarily due to certain losses that are not deductible for tax purposes and non-deductible executive compensation, partially offset by tax benefits related to stock-based compensation and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.
●	During 2023, the Company recognized a tax benefit less than the expected federal rate of 21% primarily due to intergroup interest losses that are not deductible for tax purposes and certain other non-deductible expenses, partially offset by a tax benefit related to foreign currency adjustments on certain U.K. deferred tax assets.

Net earnings (loss) from continuing operations. We had net losses from continuing operations of $63 million and $24 million for the years ended December 31, 2024 and 2023, respectively. The change in net losses from continuing operations was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2024, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, available borrowing capacity under a margin loan, and dividend and interest receipts.

Liberty currently does not have a corporate debt rating.

As of December 31, 2024, Liberty’s cash and cash equivalents were as follows (amounts in millions):

Formula One Group
Formula 1	$1,310
Corporate and other	1,321
Total Formula One Group	$2,631
Liberty Live Group
Corporate and other	$325
Total Liberty Live Group	$325

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the year ended December 31, 2024, Formula 1 distributed $150 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of December 31, 2024, Liberty had $400 million available under a margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company and Formula 1 are in compliance with all debt covenants as of December 31, 2024.

The cash provided (used) by our continuing operations was as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Formula One Group cash provided (used) by operating activities	$567	619
Liberty Live Group cash provided (used) by operating activities	(14)	(13)
Liberty SiriusXM Group cash provided (used) by operating activities	—	(4)
Braves Group cash provided (used) by operating activities	NA	32
Net cash provided (used) by operating activities	$553	634
Formula One Group cash provided (used) by investing activities	$(292)	(510)
Liberty Live Group cash provided (used) by investing activities	105	1
Braves Group cash provided (used) by investing activities	NA	(35)
Net cash provided (used) by investing activities	$(187)	(544)
Formula One Group cash provided (used) by financing activities	$965	(435)
Liberty Live Group cash provided (used) by financing activities	(71)	317
Liberty SiriusXM Group cash provided (used) by financing activities	—	3
Braves Group cash provided (used) by financing activities	NA	(170)
Net cash provided (used) by financing activities	$894	(285)

Liberty’s primary uses of corporate cash during the year ended December 31, 2024 (excluding cash used by Formula 1) were $205 million for acquisitions, net of cash acquired, and $77 million for debt repayments, which were primarily funded by cash on hand and proceeds from dispositions. In addition, the Company generated approximately $939 million of net proceeds from the issuance of approximately 12.2 million shares of Series C Liberty Formula One common stock during the year ended December 31, 2024.

During the year ended December 31, 2024, Formula 1’s primary use of cash was $73 million of capital expenditures, funded primarily by cash on hand and cash from operations.

The projected uses of Liberty’s cash (excluding Formula 1’s uses of cash) are primarily capital expenditures, the investment in new or existing businesses, including the acquisition of Dorna and the related €126 million extension payment, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under a margin loan and outstanding or new debt instruments, or distributions from operating subsidiaries. Net payments of income tax liabilities may be required to settle items under discussion with tax authorities.

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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Material Cash Requirements
Long-term debt (1)	$4,058	32	580	580	2,866
Interest payments (2)	1,555	170	314	274	797
Operating lease obligations	51	15	12	10	14
Short-term leases (3)	98	52	32	14	—
Other obligations	74	71	3	—	—
Total consolidated	$5,836	340	941	878	3,677
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2024, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2024 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	The Company does not recognize lease liabilities for short-term leases, which are those leases with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date. Certain short-term leases that include non-consecutive periods of use extend over multiple years.

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

As of December 31, 2024, Formula 1 had $3,956 million of goodwill and $178 million of goodwill was included in corporate and other.

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

The Company performed a quantitative analysis of QuintEvents during the fourth quarter of 2024. Based on near-term business trends and their impact on long-term assumptions, we concluded that the estimated fair value of QuintEvents was less than its carrying value. As a result, QuintEvents recognized a goodwill impairment loss of $73 million during the year ended December 31, 2024. The fair value was determined using a discounted cash flow (income approach) calculation (Level 3). Due to the goodwill impairment loss recorded, QuintEvents’ carrying value approximates its estimated fair value as of December 31, 2024. The Company will monitor QuintEvents’ business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its goodwill is appropriate. Declines in forecasted revenue, cash flows or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required.

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

The 2024 World Championship calendar was comprised of 24 Events. The 2023 World Championship calendar was originally scheduled to have 23 Events. However, following the cancellation of the Emilia-Romagna Grand Prix at Imola due to severe flooding in the region, 22 Events took place.

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Primary Formula 1 revenue	$2,757	2,560
Other Formula 1 revenue	654	662
Total Formula 1 revenue	3,411	3,222
Operating expenses (excluding stock-based compensation included below):
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	(2,332)	(2,256)
Selling, general and administrative expenses	(288)	(241)
Adjusted OIBDA	791	725
Stock-based compensation	(3)	(3)
Depreciation and amortization	(296)	(330)
Operating income (loss)	$492	392

Number of Events	24	22

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

Primary Formula 1 revenue increased $197 million during the year ended December 31, 2024, as compared to the prior year. Media rights revenue increased during the year ended December 31, 2024, as compared to the prior year, due to the effect of contractual increases in fees and the continued growth in F1 TV subscription and distribution revenue. Race promotion revenue increased during the year ended December 31, 2024, as compared to the prior year, due to two more Events held, contractual increases in fees and new fees from F1 Academy races, partially offset by lower revenue generated from the Las Vegas Grand Prix. Sponsorship revenue increased during the year ended December 31, 2024, as compared to the prior year, due to revenue from new sponsors, contractual increases in revenue from existing sponsors and additional sponsorship inventory with the two additional Events held.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Paddock Club at most Events, facilitating the shipment of cars and equipment to and from events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations.

Other Formula 1 revenue decreased $8 million during the year ended December 31, 2024, as compared to the prior year, primarily due to lower hospitality revenue generated at the Las Vegas Grand Prix, partially offset by higher revenue from two more Events, continued growth in the Paddock Club, growth in other areas such as F1 Experiences’ license fees, secondary hospitality revenue share and F1 Garage sales, the sale of new Formula 2 cars and associated parts at the beginning of the new Formula 2 vehicle cycle, growth in licensing revenue and higher freight revenue, driven by one more Event taking place outside of Europe compared to the prior year.

Cost of Formula 1 revenue consists of team payments and other costs of Formula 1 revenue. Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. The largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas

Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services and digital and social media activities.

	Years ended December 31,
	2024	2023

	amounts in millions
Team payments	$(1,266)	(1,215)
Other costs of Formula 1 revenue	(1,066)	(1,041)
Cost of Formula 1 revenue	$(2,332)	(2,256)

Cost of Formula 1 revenue increased $76 million during the year ended December 31, 2024, as compared to the prior year.

Team payments increased $51 million during the year ended December 31, 2024, as compared to the prior year, driven by the increase in Formula 1 revenue and the associated impact on the calculation of variable Prize Fund elements, which are calculated with reference to Formula 1’s revenue and costs.

Other costs of Formula 1 revenue increased $25 million during the year ended December 31, 2024, as compared to the prior year, primarily due to a full year of Las Vegas Grand Prix related lease costs, higher commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams, costs of supplying new Formula 2 cars and associated parts at the beginning of the new vehicle cycle and costs associated with the two additional Events held, partially offset by lower event promotion and hospitality and experiences costs incurred in promoting and delivering the Las Vegas Grand Prix.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $47 million during the year ended December 31, 2024, as compared to the prior year, driven by higher personnel, information technology, marketing, legal and other professional fee costs, as well as higher property costs from the full year operation of Grand Prix Plaza in Las Vegas, partially offset by the effect of lower foreign exchange losses.

Stock-based compensation expense was flat during the year ended December 31, 2024 as compared to the prior year.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $34 million during the year ended December 31, 2024, as compared to the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

As of December 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Formula One Group	$180	6.2%	$2,728	4.4%
Liberty Live Group	$ NA	NA	$1,150	2.4%

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

Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at December 31, 2024, the aggregate value of such security would have been $902 million lower.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-24. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”) and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-19 for Management’s Report on Internal Control Over Financial Reporting.

See page II-20 for Report of Independent Registered Public Accounting Firm for their attestation regarding the effectiveness of our internal control over financial reporting.

In January 2024, the Company acquired QuintEvents. As a result of the acquisition, the Company is reviewing the internal controls of QuintEvents and is making appropriate changes as deemed necessary. Except for the changes in internal control at QuintEvents, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s assessment of internal control over financial reporting did not include the internal controls of Quint Events, LLC which the Company acquired in the first quarter of 2024. The amount of total assets and revenue of QuintEvents, LLC included in our consolidated financial statements as of and for the year ended December 31, 2024 was $424 million and $340 million, respectively.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-20 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired QuintEvents, LLC during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, QuintEvents, LLC’s internal control over financial reporting associated with total assets of $424 million and total revenues of $340 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of QuintEvents, LLC.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of Ernst & Young LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an opinion on the effectiveness of the Company’s internal control over financial reporting.

We did not audit the financial statements of Live Nation Entertainment, Inc. (a 30 percent owned investee company). The Company’s investment in Live Nation Entertainment, Inc. was $430 million and $307 million as of December 31, 2024 and 2023, respectively, and its equity in earnings of Live Nation Entertainment, Inc. was $236 million, $148 million, and $72 million for the years 2024, 2023, and 2022, respectively. The financial statements of Live Nation Entertainment, Inc. were audited by Ernst & Young LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Live Nation Entertainment, Inc., is based solely on the report of Ernst & Young LLP.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide and the report of Ernst & Young LLP provide a reasonable basis for our opinion.

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

Valuation of goodwill in the Sirius XM reporting unit included in discontinued operations

As discussed in Note 4 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis during the fourth quarter of each fiscal year, and more frequently if events and circumstances indicate impairment may have occurred. The Company identified events that indicated that it was more likely than not that the carrying value of the Sirius XM reporting unit exceeded its fair value. The Company estimated the fair value of the Sirius XM reporting unit using a combination of an income approach and a market approach. As a result, the Company recognized an impairment charge of $2,819 million for the Sirius XM reporting unit goodwill, which is included in Net earnings (loss) from discontinued operations attributable to Liberty stockholders for the year ended December 31, 2024, as disclosed in Note 2 to the consolidated financial statements.

We identified the evaluation of the goodwill impairment assessment of the Sirius XM reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used by the Company to estimate the fair value of the reporting unit. Specifically, the revenue growth rates, long-term growth rate, and the discount rate involved a higher degree of subjectivity. In addition, these key assumptions were challenging to test due to the sensitivity of the fair value to changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses to assess the impact of possible changes to the revenue growth rates, long-term growth rate and discount rate assumptions on the fair value of the Sirius XM reporting unit. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast revenues. We compared the Company’s forecasted revenue growth rate assumptions to historical revenue growth rates, projected revenue growth rates for comparable companies, and other publicly available data, including third party market studies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s long-term growth rate by comparing it to long-term growth rate estimates that were independently observed using publicly available market data for the Company’s industry as well as U.S. economic growth rates
●	evaluating the Company’s discount rate by comparing it to discount rates that were independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 27, 2025

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,956	1,713
Trade and other receivables, net	114	123
Other current assets	277	180
Current assets of discontinued operations (note 2)	—	1,361
Total current assets	3,347	3,377
Investments in affiliates, accounted for using the equity method (note 7)	491	374

Property and equipment, at cost	1,007	973
Accumulated depreciation	(197)	(135)
	810	838

Goodwill (note 8)	4,134	3,956
Intangible assets subject to amortization, net (note 8)	2,689	2,858
Deferred income tax assets (note 10)	760	772
Other assets	717	612
Noncurrent assets of discontinued operations (note 2)	—	28,540
Total assets	$12,948	41,327

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$648	474
Current portion of debt, including zero and $69 million measured at fair value, respectively (note 9)	26	106
Deferred revenue	267	247
Financial instrument liabilities (note 6)	138	8
Other current liabilities	54	32
Current liabilities of discontinued operations (note 2)	—	3,876
Total current liabilities	1,133	4,743
Long-term debt, including $2,144 million and $1,728 million measured at fair value, respectively (note 9)	4,522	4,117
Other liabilities	242	188
Noncurrent liabilities of discontinued operations (note 2)	—	12,834
Total liabilities	$5,897	21,882

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Stockholders' equity (notes 11,13 and 15):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2024; issued and outstanding 23,987,941 shares at December 31, 2024 and 23,981,960 shares at December 31, 2023 (note 3)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2024; issued and outstanding 25,568,345 shares at December 31, 2024 and 25,558,577 shares at December 31, 2023 (note 3)	—	—
Series A Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 98,134,522 shares at December 31, 2023 (note 3)	NA	1
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2024; issued and outstanding 2,431,602 shares at December 31, 2024 and 2,437,583 shares at December 31, 2023 (note 3)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares at December 31, 2024; issued and outstanding 2,536,291 shares at December 31, 2024 and 2,546,146 shares at December 31, 2023 (note 3)	—	—
Series B Liberty SiriusXM common stock, $.01 par value. Authorized 75,000,000 shares at December 31, 2023; issued and outstanding 9,761,336 shares at December 31, 2023 (note 3)	NA	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2024; issued and outstanding 222,839,968 shares at December 31, 2024 and 208,196,119 shares at December 31, 2023 (note 3)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2024; issued and outstanding 63,728,403 shares at December 31, 2024 and 63,589,030 shares at December 31, 2023 (note 3)	1	1
Series C Liberty SiriusXM common stock, $.01 par value. Authorized 2,000,000,000 shares at December 31, 2023; issued and outstanding 218,692,718 shares at December 31, 2023 (note 3)	NA	2
Additional paid-in capital	—	1,317
Accumulated other comprehensive earnings (loss), net of taxes	(153)	12
Retained earnings	7,179	15,061
Total stockholders' equity	7,029	16,396
Noncontrolling interests in equity of subsidiaries	22	3,049
Total equity	7,051	19,445
Commitments and contingencies (note 16)
Total liabilities and equity	$12,948	41,327

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Revenue:
Formula 1 revenue	$3,318	3,222	2,573
Other revenue	335	350	588
Total revenue	3,653	3,572	3,161
Operating costs and expenses (note 4):
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	2,294	2,240	1,750
Other cost of sales	194	—	—
Other operating expenses	13	274	434
Selling, general and administrative, including stock-based compensation	419	396	393
Depreciation and amortization	352	406	433
Impairment and acquisition costs	105	1	6
	3,377	3,317	3,016
Operating income (loss)	276	255	145
Other income (expense):
Interest expense	(237)	(248)	(186)
Share of earnings (losses) of affiliates, net (note 7)	228	157	104
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(383)	(167)	524
Unrealized gains (losses) on intergroup interests	—	(68)	19
Other, net	92	46	101
	(300)	(280)	562
Earnings (loss) from continuing operations before income taxes	(24)	(25)	707
Income tax (expense) benefit (note 11)	(39)	1	202
Net earnings (loss) from continuing operations	(63)	(24)	909
Net earnings (loss) from discontinued operations (note 2)	(2,412)	986	1,120
Net earnings (loss)	(2,475)	962	2,029
Less net earnings (loss) attributable to the noncontrolling interests	(412)	201	227
Less net earnings (loss) attributable to redeemable noncontrolling interest (note 11)	—	—	(13)
Net earnings (loss) attributable to Liberty stockholders	$(2,063)	761	1,815

Net earnings (loss) from continuing operations attributable to Liberty stockholders (note 3):
Liberty Formula One common stock	$(30)	185	558
Liberty Live common stock	(31)	(142)	NA
Liberty SiriusXM common stock	—	45	382
Liberty Braves common stock	NA	(111)	(35)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	(2,002)	784	910
	$(2,063)	761	1,815

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2024, 2023 and 2022

	2024		2023	2022
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 4)
Series A, B and C Liberty Formula One common stock		$(0.13)	0.79	2.39
Series A, B and C Liberty Live common stock		$(0.34)	(1.54)	NA
Series A, B and C Liberty SiriusXM common stock		$—	0.14	1.16
Series A, B and C Liberty Braves common stock	$	NA	(2.09)	(0.66)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 4):
Series A, B and C Liberty SiriusXM common stock		$(6.12)	2.40	2.77
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 4)
Series A, B and C Liberty Formula One common stock		$(0.13)	0.62	2.15
Series A, B and C Liberty Live common stock		$(0.34)	(1.54)	NA
Series A, B and C Liberty SiriusXM common stock		$—	0.13	1.11
Series A, B and C Liberty Braves common stock	$	NA	(2.09)	(0.66)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 4):
Series A, B and C Liberty SiriusXM common stock		$(6.16)	2.29	2.55

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Net earnings (loss)	$(2,475)	962	2,029
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(7)	10	(43)
Unrealized holding gains (losses) arising during the period	—	—	18
Credit risk on fair value debt instruments gains (losses)	(66)	19	(6)
Share of other comprehensive earnings (loss) of equity affiliates	(86)	27	16
Recognition of previously unrealized (gains) losses on debt	1	21	(19)
Other comprehensive earnings (loss) from continuing operations	(158)	77	(34)
Other comprehensive earnings (loss) from discontinued operations	(40)	(25)	(5)
Comprehensive earnings (loss)	(2,673)	1,014	1,990
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(414)	202	222
Less comprehensive earnings (loss) attributable to redeemable noncontrolling interests (note 11)	—	—	(13)
Comprehensive earnings (loss) attributable to Liberty stockholders	$(2,259)	812	1,781

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$(50)	184	504
Liberty Live common stock	(169)	(84)	NA
Liberty SiriusXM common stock	—	65	382
Liberty Braves common stock	NA	(111)	(15)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	(2,040)	758	910
	$(2,259)	812	1,781

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
	(see note 5)
Cash flows from operating activities:
Net earnings (loss)	$(2,475)	962	2,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	2,412	(986)	(1,120)
Depreciation and amortization	352	406	433
Stock-based compensation	34	29	28
Non-cash impairment costs	73	—	5
Share of (earnings) loss of affiliates, net	(228)	(157)	(104)
Realized and unrealized (gains) losses on financial instruments, net	383	167	(524)
Unrealized (gains) losses on intergroup interests, net	—	68	(19)
Loss (gain) on early extinguishment of debt	6	34	(14)
Deferred income tax expense (benefit)	29	(9)	(150)
Intergroup tax allocation	(109)	(178)	(156)
Intergroup tax (payments) receipts	131	121	80
Other charges (credits), net	10	12	(16)
Changes in operating assets and liabilities
Current and other assets	39	7	(97)
Payables and other liabilities	(104)	158	203
Net cash provided (used) by operating activities	553	634	578
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(75)	(461)	(309)
Cash proceeds from dispositions of investments	117	111	101
Cash (paid) received for acquisitions, net of cash acquired	(205)	—	—
Investments in equity method affiliates and debt and equity securities	(11)	(176)	(57)
Subsidiary initial public offering proceeds returned from (invested in) trust account	—	—	579
Return of investment in equity method affiliates	1	—	37
Other investing activities, net	(14)	(18)	96
Net cash provided (used) by investing activities	(187)	(544)	447
Cash flows from financing activities:
Borrowings of debt	645	1,165	3,289
Repayments of debt	(748)	(1,008)	(4,787)
Issuance of Series C Liberty Formula One common stock	939	—	—
Settlement of intergroup interests	—	(273)	(78)
Atlanta Braves Holdings, Inc. Split-Off	—	(188)	—
Taxes paid in lieu of shares issued for stock-based compensation	(17)	(10)	24
Repayment of initial public offering proceeds to subsidiary shareholders	—	—	(579)
Liberty stock repurchases	—	—	(37)
Distribution from former subsidiary	—	3	672
Other financing activities, net	75	26	59
Net cash provided (used) by financing activities	894	(285)	(1,437)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10)	1	—
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	882	1,830	1,968
Cash provided (used) by investing activities	(709)	(696)	(493)
Cash provided (used) by financing activities	(488)	(1,188)	(1,711)
Net cash provided (used) by discontinued operations	(315)	(54)	(236)
Net increase (decrease) in cash, cash equivalents and restricted cash	935	(248)	(648)
Cash, cash equivalents and restricted cash at beginning of period	2,028	2,276	2,924
Cash, cash equivalents and restricted cash at end of period	$2,963	2,028	2,276

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2024, 2023 and 2022

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty Sirius XM			Liberty Braves			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	$—	$—	$2	NA	NA	NA	$1	$—	$2	$—	$—	$—	$1,954	$(5)	$12,718	$3,590	$18,262
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interest) (note 11)	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	—	—	1,815	210	2,025
Other comprehensive earnings (loss)	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	—	(34)	—	(5)	(39)
Stock-based compensation	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	214	—	—	39	253
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(123)	—	—	—	(123)
Liberty stock repurchases	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(395)	—	—	—	(395)
Shares repurchased by subsidiary	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(172)	—	—	(467)	(639)
Shares issued by subsidiary	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	(73)	—	—	77	4
Dividends paid by subsidiary	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	—	—	—	(249)	(249)
Other, net	—	—	—	—	NA	NA	NA	—	—	—	—	—	—	3	—	56	(32)	27
Balance at December 31, 2022	—	—	—	2	NA	NA	NA	1	—	2	—	—	—	1,408	(39)	14,589	3,163	19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	761	201	962
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	51	—	1	52
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	216	—	—	34	250
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	—	(74)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	46	—	—	(320)	(274)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	65	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(180)	—	—	(11)	(191)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—	(19)	(56)
Balance at December 31, 2023	—	—	—	2	—	—	1	1	—	2	NA	NA	NA	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	—	(2,063)	(412)	(2,475)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	(196)	—	(2)	(198)
Liberty SiriusXM Holdings Inc. Split-Off	—	—	—	—	—	—	—	(1)	—	(2)	NA	NA	NA	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	158	—	—	24	182
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	(56)	—	—	—	(56)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(52)	(52)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	5,818	—	(5,818)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	11	—	(1)	56	66
Balance at December 31, 2024	$—	$—	$—	$2	$—	$—	$1	NA	NA	NA	NA	NA	NA	$—	$(153)	$7,179	$22	$7,051

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media and entertainment industries primarily in North America and the United Kingdom (“U.K.”). Our most significant subsidiary is Delta Topco Limited (the parent company of Formula 1). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. (“Live Nation”).

Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off (as defined in note 3) on July 18, 2023. Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Atlanta Braves Holdings Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

Sirius XM Holdings Inc. (“Sirius XM Holdings”) was a subsidiary of the Company until the Liberty Sirius XM Holdings Split-Off (as defined in note 2) on September 9, 2024. Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”), which included Sirius XM Holdings, is presented as a discontinued operation in the Company’s consolidated financial statements. See note 2 for details of the Liberty Sirius XM Holdings Split-Off.

On January 2, 2024, the Company purchased QuintEvents, LLC (“QuintEvents”) for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition. The Company recorded $252 million of goodwill, $113 million of intangible assets subject to amortization, net and $121 million of deferred revenue as a result of the acquisition. The acquisition price allocation was final as of December 31, 2024.

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts for close to the full purchase price. In December 2024, the European Commission notified the Company that a Phase II investigation would occur, extending regulatory review beyond December 31, 2024. The Company agreed to pay €126 million to the sellers to extend the longstop date to June 30, 2025 in order to accommodate the Phase II investigation. The €126 million is considered prepaid purchase consideration and is included in other assets in the accompanying consolidated balance sheet as of December 31, 2024. Subsequent to December 31, 2024, the Company extended a portion of the foreign currency forward contracts through the extended longstop date.

Liberty has entered into certain agreements with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others as of December 31, 2024. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband and Atlanta Braves Holdings only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings was terminated and members

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions), even though they may continue to provide services on an as-needed basis.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Pursuant to the Services Agreements, Liberty provides QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, TripCo, Liberty Broadband and, until August 31, 2024, Atlanta Braves Holdings. Under these various agreements, approximately $21 million, $24 million and $21 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with Liberty’s employment arrangement with Gregory B. Maffei, Liberty’s former President and Chief Executive Officer (the “former CEO”), pursuant to the Services Agreements between Liberty and each of TripCo, Liberty Broadband, QVC Group and Atlanta Braves Holdings (collectively, the “Service Companies”), components of Mr. Maffei's compensation were either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the respective services agreement, which were subject to adjustment on an annual basis and upon the occurrence of certain events. As of August 31, 2024, upon the effectiveness of Mr. Maffei’s resignation as an officer of Atlanta Braves Holdings, Mr. Maffei no longer received compensation from Atlanta Braves Holdings.

(2) Discontinued Operations

On September 9, 2024, Liberty completed the split-off of its wholly owned subsidiary, Liberty Sirius XM Holdings (the “Liberty Sirius XM Holdings Split-Off”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

Following the Liberty Sirius XM Holdings Split-Off, on September 9, 2024, a wholly owned subsidiary of Liberty Sirius XM Holdings merged with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of Liberty Sirius XM Holdings (the “Merger” and, together with the Liberty Sirius XM Holdings Split-Off, the “Transactions”). As a result of the Transactions, Liberty Sirius XM Holdings became an independent public company separate from Liberty.

As disclosed in note 1, Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s consolidated financial statements as the Liberty Sirius XM Holdings Split-Off represents a strategic shift that had a major effect on the Company’s operations and financial results.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented in the consolidated balance sheet.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table provided details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the consolidated statements of operations. Impairment, restructuring and acquisition costs for the year ended December 31, 2024, in the table below, includes a goodwill impairment loss of $2,819 million related to the Sirius XM Holdings reportable segment and $500 million impairment of Sirius XM Holding’s equity method investment in Sirius XM Canada Holdings, Inc.

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Revenue	$6,004	8,953	9,003
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	2,852	4,209	4,130
Operating expense	461	681	637
Selling, general and administrative	1,030	1,534	1,638
Impairment, restructuring and acquisition costs	3,339	66	68
Depreciation and amortization	421	624	611
Litigation settlements, net of recoveries	—	31	—
	8,103	7,145	7,084
Operating income (loss)	(2,099)	1,808	1,919
Other income (expense):
Interest expense	(349)	(534)	(503)
Other, net	122	(64)	70
	(227)	(598)	(433)
Earnings (loss) from discontinued operations before income taxes	(2,326)	1,210	1,486
Income tax (expense) benefit	(86)	(224)	(366)
Net earnings (loss) from discontinued operations	(2,412)	986	1,120
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	(410)	202	210
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(2,002)	784	910

(3)  Tracking Stocks

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On July 18, 2023, the Company completed the split-off of its wholly owned subsidiary, Atlanta Braves Holdings (the “Atlanta Braves Holdings Split-Off”). The Atlanta Braves Holdings Split-Off was accomplished by a redemption by the Company of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings common stock. Atlanta Braves Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”) immediately prior to the Atlanta Braves Holdings Split-Off, except for the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and the Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which, as of December 31, 2024, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of December 31, 2024, the Formula One Group has cash and cash equivalents of approximately $2,631 million, which includes $1,389 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of December 31, 2024, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of December 31, 2024, the Liberty Live Group has cash and cash equivalents of approximately $325 million.

Prior to the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. As disclosed in note 1, Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s consolidated financial statements. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”) were attributed to the Liberty SiriusXM Group and are presented as continuing operations in the Company’s consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Prior to the Atlanta Braves Holdings Split-Off, the Liberty Braves common stock was intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Braves Group. The Braves Group was primarily comprised of Braves Holdings, which indirectly owns the Atlanta Braves Major League Baseball Club (the “Braves”), certain assets and liabilities associated with the Braves’ stadium (the “Stadium”) and a mixed-use development around the Stadium that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”) and corporate cash.

On November 13, 2024, the Company announced that it is pursuing a plan to split-off the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets and cash. The Liberty Live Split-Off would be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. The Company would redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live Holdings, Inc. As a result of the Liberty Live Split-Off, the Company and Liberty Live Holdings, Inc. would be separate publicly traded companies, and the Company would no longer have a tracking stock structure. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is intended to be tax-free to stockholders of the Company.

As of December 31, 2021, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group previously held by the Formula One Group, 2,292,037 notional shares represented a 3.7% intergroup interest in the Braves Group previously held by the Liberty SiriusXM Group and 5,271,475 notional shares represented a 2.2% intergroup interest in the Formula One Group previously held by the Liberty SiriusXM Group.

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

In connection with the Atlanta Braves Holdings Split-Off, the intergroup interests in the Braves Group attributed to the Liberty SiriusXM Group and Formula One Group were settled and extinguished through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock attributed to the Formula One Group to settle and extinguish the intergroup interest in connection with the Atlanta Braves Holdings Split-Off were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”). During November 2023, Liberty exchanged the shares of Atlanta Braves Holdings Series C common stock attributed to the Liberty SiriusXM Group with a third party to satisfy certain debt obligations attributed to the Liberty SiriusXM Group.

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Liberty’s tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(4)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for credit losses and sales returns. The table below presents changes in the allowance for the periods presented:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Balance, beginning of period	$2	3	3
Provision charged to expense	1	1	—
Write-offs, net of recoveries	—	(2)	(1)
Foreign currency translation adjustments	—	—	1
Balance, end of period	$3	2	3

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. The total value of marketable equity securities aggregated zero and $113 million as of December 31, 2024 and 2023, respectively.

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

December 31, 2024, 2023 and 2022

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

The fair values of the Company’s foreign currency forward contracts are estimated primarily based on the difference between the foreign currency exchange forward rates as of the reporting date and the foreign currency forward rates included in the Company’s contracts with the respective counterparties, multiplied by the applicable notional amount. The fair value of the Company’s interest rate swaps are estimated using the present value of expected future cash flows based on the instruments’ contractual terms, including the applicable interest rate and discount rate, and, for any embedded options, implied interest rate volatility.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2024	2023

		amounts in millions
Land	NA	$262	262
Buildings and improvements	10 - 40 years	538	537
Support equipment	3 - 25 years	205	172
Construction in progress	NA	2	2
Total property and equipment		$1,007	973

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $62 million, $79 million and $73 million, respectively.

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

December 31, 2024, 2023 and 2022

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

Leases

The Company and its subsidiaries lease business offices and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. The Company accounts for lease and non-lease components as a single component and does not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date.

The Company recorded $62 million, $78 million and $13 million of operating lease expense during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 8.0 years and a weighted-average discount rate of 4.8%. Operating lease right-of-use assets totaled $45 million and $36 million as of December 31, 2024 and 2023, respectively, and are included in other assets in the consolidated balance sheets. Operating lease liabilities totaled $44 million and $38 million as of December 31, 2024 and 2023, respectively and are included in other current liabilities and other liabilities in the consolidated balance sheets.

As of December 31, 2024, future minimum payments under noncancelable operating leases with initial terms of one year or more are $15 million in 2025, $6 million in 2026, $6 million in 2027, $5 million in 2028, $5 million in 2029 and $14 million thereafter. The Company expects to pay $52 million in 2025, $16 million in 2026, $16 million in 2027 and $14 million in 2028 related to short-term leases that extend over multiple years.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Significant portions of the transaction prices related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,661 million in 2025, $2,438 million in 2026, $7,243 million in 2027 through 2031, and $2,018 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Primary	$2,757	2,560	2,107
Other	654	662	466
Total Formula 1 revenue	$3,411	3,222	2,573

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

December 31, 2024, 2023 and 2022

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

QuintEvents

QuintEvents recognized $340 million of revenue during the year ended December 31, 2024. QuintEvents generates revenue through ticket sales, event package sales and commissions as an agent/re-seller for event packages. Revenue from ticket sales and event package sales is recognized as the events occur. QuintEvents acts as the principal for its ticket sales as it purchases allotments of tickets and bears the risk of loss.

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2023	2022

	amounts in millions
Baseball	$318	535
Mixed-Use Development	32	53
Total Braves Holdings revenue	$350	588

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

December 31, 2024, 2023 and 2022

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

Advertising Costs

Advertising expense aggregated $34 million, $28 million and $24 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 13, Liberty has granted to its directors, employees and employees of its subsidiaries restricted stock (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of Liberty common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Stock-based compensation, included in selling, general and administrative expense in the accompanying consolidated statements of operations, was $34 million, $29 million and $28 million for the years ended December 31, 2024, 2023 and 2022, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2024, 2023 and 2022 are 4 million, 4 million and 6 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2024	2023	2022

	number of shares in millions
Basic WASO	240	234	233
Potentially dilutive shares (a)	3	6	11
Diluted WASO (b)	243	240	244
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Formula One Group are reported since the result would be antidilutive.
(b)	As described in note 3, the Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished on July 12, 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock was underlying the 1.375% Cash Convertible Senior Notes due 2023. Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment through the unaudited attributed consolidated statements of operations. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate.

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$(30)	185	558
Adjustments	—	(37)	(34)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$(30)	148	524

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the year ended December 31, 2024 and the period from August 3, 2023 to December 31, 2023 are 1 million and 1 million potentially dilutive shares of Liberty Live common stock, respectively, because their inclusion would be antidilutive.

	Year ended	August 4, 2023 to
	December 31, 2024	December 31, 2023

	number of shares in millions
Basic WASO	92	92
Potentially dilutive shares (a)	—	—
Diluted WASO	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty Live Group are reported since the result would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the period from January 1, 2024 to September 9, 2024 and the years ended December 31, 2023 and 2022 are 18 million, 26 million and 25 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	January 1, 2024 to	Years ended December 31,
	September 9, 2024	2023	2022

	number of shares in millions
Basic WASO	327	327	328
Potentially dilutive shares (a)	13	16	17
Diluted WASO (b)	340	343	345
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.125% Exchangeable Senior Debentures due 2048 and 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which could have been settled in shares of Series A Liberty SiriusXM common stock, were dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. The settlement of the 2.125% Exchangeable Senior Debentures due 2048 changed to solely cash, pursuant to a supplemental indenture entered into during February 2023. Accordingly, the impact of share settlement of the 2.125% Exchangeable Senior Debentures due 2048 was considered for purposes of calculating diluted WASO prior to the execution of the supplemental indenture.

	January 1, 2024 to	Years ended December 31,
	September 9, 2024	2023	2022

	amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,002)	784	910
Adjustments	(93)	1	(31)
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,095)	785	879

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the period from January 1, 2023 to July 18, 2023 and the year ended December 31, 2022 are 7 million and 10 million potentially dilutive shares of Liberty Braves common stock, respectively, because their inclusion would be antidilutive.

	January 1, 2023 to	Year ended
	July 18, 2023	December 31, 2022

	number of shares in millions
Basic WASO	53	53
Potentially dilutive shares (a)	1	—
Diluted WASO (b)	54	53
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As described in note 3, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off. The intergroup interests were quasi-equity interests that were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock was underlying the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the unaudited attributed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Atlanta Braves Holdings Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Following such determination, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

	January 1, 2023 to	Year ended
	July 18, 2023	December 31, 2022

	amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(111)	(35)
Adjustments	—	—
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(111)	(35)

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and applied it retrospectively to all prior periods presented in the consolidated financial statements.

Recent Accounting Pronouncements

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

(5)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$59	—	—
Intangibles not subject to amortization	252	—	—
Intangibles subject to amortization	113	—	—
Net liabilities assumed	(198)	—	—
Deferred tax liabilities	(21)	—	—
Cash paid (received) for acquisitions, net of cash acquired	$205	—	—

Cash paid for interest, net of amounts capitalized	$218	231	169
Cash paid for income taxes, net	$121	159	101

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2024	2023	2022

	amounts in millions
Cash and cash equivalents	$2,956	1,713	1,884
Cash and cash equivalents included in current assets of discontinued operations	—	306	362
Restricted cash included in other current assets	7	—	22
Restricted cash included in noncurrent assets of discontinued operations	—	9	8
Total cash, cash equivalents and restricted cash at end of period	$2,963	2,028	2,276

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2024			December 31, 2023
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$2,466	2,466	—	1,053	1,053	—
Debt and equity securities	$—	—	—	113	113	—
Financial instrument assets	$167	84	83	88	64	24
Debt	$2,144	—	2,144	1,797	—	1,797
Financial instrument liabilities	$138	—	138	13	—	13

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts and interest rate swaps. These assets and liabilities are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. The fair value of debt related instruments are based on quoted market prices but not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and equity securities, financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. Debt and equity securities included in the table above are included in the Other assets line item in the consolidated balance sheet. As of December 31, 2024, $27 million and $142 million of financial instrument assets included in the table above are included in the other current assets and other assets line items, respectively, in the consolidated balance sheet. As of December 31, 2023, financial instrument assets included in the table above are included in the Other assets line item in the consolidated balance sheets. As of December 31, 2023, $5 million of financial instrument liabilities included in the table above are included in the Other liabilities line item in the consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2024	2023	2022
Debt measured at fair value (a)	$(339)	(224)	396
Foreign currency forward contracts	(138)	—	—
Interest rate swaps	103	28	121
Debt and equity securities	(5)	27	(7)
Other	(4)	2	14
	$(383)	(167)	524
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 9) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and cash convertible notes attributable to changes in the instrument specific credit risk was a loss of $84 million, gain of $24 million and loss of $30 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the Company recognized $2 million of previously unrecognized losses related to the retirement of the 0.5% Exchangeable Senior Debentures due 2050, which was recognized through other, net in the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized $27 million of previously unrecognized losses related to the retirement of the 1% Cash Convertible Notes due 2023 and the 0.5% Exchangeable Senior Debentures due 2050, which was recognized through other, net in the consolidated statements of operations. The cumulative change since issuance was a gain of $51 million as of December 31, 2024, net of the recognition of previously unrecognized gains and losses.

(7)  Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership and market value (Level 1) of the more significant investments in affiliates at December 31, 2024, and the carrying amount at December 31, 2023:

	December 31, 2024			December 31, 2023
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Formula One Group
Other	various	NA	$33	41
Total Formula One Group			33	41

Liberty Live Group
Live Nation	30%	$9,019	430	307
Other		NA	28	26
Total Liberty Live Group			458	333

Consolidated Liberty			$491	374

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Formula One Group
Other (a)	$(10)	(4)	—
Total Formula One Group	(10)	(4)	—

Liberty Live Group
Live Nation (a)	236	21	NA
Other (a)	2	1	NA
Total Liberty Live Group	238	22	NA

Liberty SiriusXM Group
Live Nation (a)	NA	127	72
Total Liberty SiriusXM Group	NA	127	72

Braves Group
Other	NA	12	32
Total Braves Group	NA	12	32
Consolidated Liberty	$228	157	104
(a)	Liberty’s interests in Live Nation and certain other equity affiliates were reattributed to the Liberty Live Group effective August 3, 2023. Liberty’s share of earnings (losses) related to these affiliates were reflected in the results of the Liberty SiriusXM Group and the Formula One Group prior to the Reclassification and are reflected in the results of the Liberty Live Group following the Reclassification.

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show.

See note 9 for details regarding the number and fair value of Live Nation common stock pledged as collateral pursuant to the margin loan secured by shares of Live Nation (“Live Nation Margin Loan”) as of December 31, 2024.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	December 31,
	2024	2023

	amounts in millions
Current assets	$9,290	9,533
Property, plant and equipment, net	2,442	2,101
Intangible assets	1,366	1,539
Goodwill	2,621	2,691
Other assets	3,920	3,166
Total assets	$19,639	19,030

Current liabilities	$9,358	9,984
Long-term debt, net	6,177	5,459
Other liabilities	2,159	2,175
Redeemable noncontrolling interests	1,126	860
Equity	819	552
Total liabilities and equity	$19,639	19,030

Consolidated Statements of Operations

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Revenue	$23,156	22,726	16,681
Operating expenses:
Direct operating expenses	17,328	17,251	12,348
Selling, general and administrative expenses	4,096	3,557	2,956
Depreciation and amortization	550	517	450
Other operating expenses	357	316	205
	22,331	21,641	15,959
Operating income (loss)	825	1,085	722
Interest expense	(326)	(350)	(278)
Other income (expense), net	240	178	46
Earnings (loss) before income taxes	739	913	490
Income tax (expense) benefit	392	(209)	(116)
Net earnings (loss)	1,131	704	374
Less net earnings (loss) attributable to noncontrolling interests	235	147	108
Net earnings (loss) attributable to Live Nation stockholders	$896	557	266

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(8)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Formula 1	Other	Total

	amounts in millions
Balance at January 1, 2023	$3,956	176	4,132
Atlanta Braves Holdings Split-Off	—	(176)	(176)
Balance at December 31, 2023	3,956	—	3,956
Acquisition of QuintEvents	—	252	252
Impairments	—	(73)	(73)
Other	—	(1)	(1)
Balance at December 31, 2024	$3,956	178	4,134

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
FIA Agreement	$3,630	(1,473)	2,157	3,630	(1,304)	2,326
Customer relationships	1,854	(1,441)	413	1,854	(1,349)	505
Other	381	(262)	119	255	(228)	27
Total	$5,865	(3,176)	2,689	5,739	(2,881)	2,858

The FIA Agreement is amortized over 35 years and customer relationships are amortized over 20 years. Amortization expense was $290 million, $327 million and $360 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on its amortizable intangible assets as of December 31, 2024, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2025	$249
2026	$237
2027	$221
2028	$203
2029	$186

Impairments

The Company performed a quantitative analysis of QuintEvents during the fourth quarter of 2024. Based on near-term business trends and their impact on long-term assumptions, we concluded that the estimated fair value of QuintEvents was less than its carrying value. As a result, QuintEvents recognized a goodwill impairment loss of $73 million during the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

year ended December 31, 2024. The fair value was determined using a discounted cash flow (income approach) calculation (Level 3). Due to the goodwill impairment loss recorded, the carrying value of QuintEvents approximates its estimated fair value as of December 31, 2024.

As of December 31, 2024, accumulated goodwill impairment losses for Liberty totaled $73 million and related entirely to QuintEvents, which is included in “Corporate and Other.”

(9)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2024	2024	2023

	amounts in millions
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	$475	588	480
Other	53	53	58
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,380	2,357	2,377
Deferred financing costs		(6)	(9)
Total Formula One Group	2,908	2,992	2,906
Liberty Live Group
Corporate level notes and loans:
0.5% Exchangeable Senior Debentures due 2050 (1)	—	—	69
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,556	1,248
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,150	1,556	1,317
Total debt	$4,058	4,548	4,223
Debt classified as current		(26)	(106)
Total long-term debt		$4,522	4,117
(1)	Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of December 31, 2024, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

0.5% Exchangeable Senior Debentures due 2050

In November 2020, Liberty closed a private offering of approximately $920 million aggregate principal amount of its 0.5% exchangeable senior debentures due 2050 (the “0.5% Exchangeable Senior Debentures due 2050”). The number

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

of shares of Live Nation common stock attributable to a debenture represented an initial exchange price of approximately $90.10 per share. Interest was payable quarterly on March 1, June 1, September 1 and December 1 of each year. On August 3, 2023, in connection with the Reclassification, as described in note 3, the debentures were reattributed from the Liberty SiriusXM Group to the Liberty Live Group. During the year ended December 31, 2023, Liberty paid approximately $918 million to repurchase $858 million aggregate principal amount of the debentures. Holders of the debentures had the right to require Liberty to purchase their debentures on September 1, 2024. In August 2024, Liberty issued a redemption notice for all of its 0.5% Exchangeable Senior Debentures due 2050. Any debentures that were not so purchased or properly surrendered for exchange were redeemed in full on September 1, 2024. Settlement of any debentures properly surrendered for exchange was completed in October 2024. Pursuant to a supplemental indenture entered into in July 2024, Liberty delivered cash to satisfy its exchange obligations. During the year ended December 31, 2024, Liberty paid approximately $71 million to settle the remaining 0.5% Exchangeable Senior Debentures due 2050. Liberty elected to account for the debentures using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2024, availability under the Live Nation Margin Loan was $400 million. As of December 31, 2024, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,162 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. On August 3, 2023, in connection with the Reclassification, as described in note 3, the Live Nation Margin Loan was reattributed from the Liberty SiriusXM Group to the Liberty Live Group.

Formula 1 Loans

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility (collectively, the “Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of December 31, 2024, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. On September 19, 2024, the margin for the Term Loan B was reduced to 2.0%, with the potential to permanently step down to 1.75% if a certain leverage test is met on or after the earlier of the acquisition of Dorna or the termination of the Dorna acquisition. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 6.19% and 7.38% as of December 31, 2024 and 2023, respectively. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of December 31, 2024, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

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

Debt Covenants

The Formula 1 Senior Loan Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1 debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan and other debt, the Company believes that the carrying amount approximates fair value at December 31, 2024.

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2025	$32
2026	$40
2027	$540
2028	$62
2029	$518

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(10)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Current:
Federal	$42	32	78
State and local	6	1	(2)
Foreign	(58)	(41)	(24)
	(10)	(8)	52
Deferred:
Federal	(1)	(12)	(171)
State and local	1	(1)	(9)
Foreign	(29)	22	330
	(29)	9	150
Income tax benefit (expense)	$(39)	1	202

The following table presents a summary of our domestic and foreign earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Domestic	$(468)	(299)	479
Foreign	444	274	228
Total	$(24)	(25)	707

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Expected income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 as a result of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Computed expected tax benefit (expense)	$5	5	(148)
State and local income taxes, net of federal income taxes	6	1	(9)
Foreign income taxes, net of foreign tax credit	15	3	22
Change in valuation allowance affecting tax expense	(2)	(5)	338
Stock-based compensation	16	6	11
Non-deductible executive compensation	(11)	(3)	(6)
Non-taxable gain / (non-deductible loss)	(49)	(3)	3
Foreign currency adjustments	—	25	—
Non-deductible interest	(7)	(6)	(4)
Capitalized transaction costs	(7)	(3)	(2)
Intergroup interest	—	(14)	4
Other, net	(5)	(5)	(7)
Income tax benefit (expense)	$(39)	1	202

For the year ended December 31, 2024, the Company recognized income tax expense instead of a tax benefit at the expected federal rate of 21% primarily due to certain losses that are not deductible for tax purposes and non-deductible executive compensation, partially offset by tax benefits related to stock-based compensation and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.

For the year ended December 31, 2023, the Company recognized a tax benefit less than the expected federal rate of 21% primarily due to intergroup interest losses that are not deductible for tax purposes and certain other non-deductible expenses, partially offset by a tax benefit related to foreign currency adjustments on certain U.K. deferred tax assets.

For the year ended December 31, 2022, the Company recognized a tax benefit instead of a tax expense at the expected federal rate of 21% primarily due to a decrease in our valuation allowance and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2024	2023

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$628	687
Other accrued liabilities	14	15
Investments	103	123
Intangible assets	12	2
Accrued stock compensation	7	10
Discount on debt	86	22
Deferred tax assets	850	859
Valuation allowance	(10)	(8)
Net deferred tax assets	840	851
Deferred tax liabilities:
Fixed assets	80	79
Deferred tax liabilities	80	79
Net deferred tax assets (liabilities)	$760	772

During the year ended December 31, 2024, there was a $2 million increase in the Company’s valuation allowance.

At December 31, 2024, the Company had a deferred tax asset of $628 million for federal, state and foreign net operating losses (“NOLs”) and interest expense carryforwards. Of this amount, the Company has $11 million of federal NOLs, $2 million of state NOLs, $30 million of federal interest expense carryforwards, $274 million of foreign NOLs and $311 million of foreign interest expense carryforwards that may be carried forward indefinitely. These losses and interest carryforwards are expected to be utilized prior to expiration, except for $10 million, which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

As of December 31, 2024, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2024, the Company’s tax years prior to 2021 are closed for federal income tax purposes. The Company’s 2021 tax year is not under audit, but remains open until the statute of limitations lapses on October 15, 2025. The IRS has completed its examination of the Company’s 2022 tax year.  However, 2022 remains open until the statute of limitations lapses on October 15, 2026. The Company’s 2023 and 2024 tax years are currently under examination as part of the IRS Compliance Assurance Process program. Various states are currently examining the Company’s prior years’ state income tax returns. We do not expect the ultimate disposition of these audits to have a material adverse effect on our financial position or results of operations.

(11)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2024, no shares of preferred stock were issued.

Common Stock

Series A Liberty Formula One and Liberty Live common stock have one vote per share, Series B Liberty Formula One and Liberty Live common stock have ten votes per share and Series C Liberty Formula One and Liberty Live common stock have no votes per share except as otherwise required by Delaware law. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. All series of our common stock participate on an equal basis with respect to dividends and distributions.

Issuance of Common Stock

On August 22, 2024, the Company issued approximately 12.2 million shares of Series C Liberty Formula One common stock at an offering price of $77.50 per share, resulting in gross proceeds of approximately $949 million. The Company expects to use the net proceeds of the offering to partially fund the acquisition of Dorna and for general corporate purposes.

Purchases of Common Stock

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

There were no repurchases of the Company’s common stock during the years ended December 31, 2024 and 2023.

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

December 31, 2024, 2023 and 2022

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

(12)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangements

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “former CEO Arrangement”) for our former CEO. Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the former CEO’s compensation described below were either paid directly to the former CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. This allocation percentage was determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and former CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the former CEO. The allocation percentage was adjusted annually and following certain events. As of December 31, 2024, 2023 and 2022, the allocation percentage for Liberty was 54%, 54% and 49%, respectively.

The former CEO Arrangement provided for a five year employment term which began on January 1, 2020 and ended December 31, 2024, with the following compensation components: (1) annual base salary of $3 million (with no contracted increase), (2) one-time cash commitment bonus of $5 million (paid in December 2019), (3) annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), (4) upfront equity awards with an aggregate grant date fair value (“GDFV”) of $90 million (granted in two equal tranches in December 2019 and December 2020) and (5) annual equity awards with an annual aggregate GDFV of $17.5 million, consisting of time-vested options and/or performance-based restricted stock units (“PRSUs”).

On January 6, 2025, the Liberty board of directors approved an offer of employment for Derek Chang, Liberty’s new President and Chief Executive Officer (the “new CEO”).  The new CEO began employment on February 1, 2025, and receives the following compensation:  (1) annual base salary of $2.5 million, (2) one-time signing bonus of $150,000, (3) upfront signing award of Series C RSUs of Liberty Formula One common stock with a GDFV of $5 million, (4) upfront signing award of Series C RSUs of Liberty Formula One common stock with a GDFV of $15 million and (5) annual option to purchase shares of Series C Formula One common stock with a GDFV of $3 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty Live common stock or Series B Liberty Formula One common stock for shares of Series C Liberty Live common stock or Series C Liberty Formula One common stock, respectively, in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of any of the Company’s tracking stock groups (each, a “Group”) or an increase of Mr. Malone’s beneficially-owned voting power in either Group (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes of either Group or a decrease of Mr. Malone’s beneficially-owned voting power in either Group (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power with respect to such Group falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a “Voting Power Exchange”). Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock of one or more Groups are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

In connection with an Accretive Event with respect to a Group, Mr. Malone or the JM Trust will be required to exchange with the Company shares of Series B common stock of such Group (“Exchanged Group Series B Shares”) for an equal number of shares of Series C common stock of the same Group so as to maintain Mr. Malone’s voting power with respect to such Group as close as possible to, without exceeding, the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement. In connection with a Dilutive Event with respect to a Group, Mr. Malone and the JM Trust may exchange with the Company shares of Series C common stock of a Group for an equal number of shares of Series B common stock of the same Group equal to the lesser of (i) the number of shares of Series B common stock of the same Group which would maintain Mr. Malone’s voting power with respect to such Group as close as possible to, without exceeding, the Target Voting Power and (ii) the number of Exchanged Group Series B Shares at such time, on the terms and subject to the conditions of the Exchange Agreement. In a Voting Power Exchange, the Company will be required to exchange with Mr. Malone and the JM Trust shares of Series B common stock of either Group on a one-for-one basis for shares of Series C common stock of the same Group, with the maximum number of shares of Series B common stock to be delivered to Mr. Malone or the JM Trust equal to the number of Exchanged Group Series B Shares at such time that may be delivered without resulting in Mr. Malone’s aggregate voting power in the Company exceeding the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement.

As of December 31, 2024, there have been no exchanges of the Company’s shares pursuant to the Exchange Agreement.

Chairman’s Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with Mr. Malone, to permit Mr. Malone to begin receiving payments in 2009 while he remains employed by the Company (instead of following

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

(13)  Stock-Based Compensation

Liberty—Incentive Plans

Liberty grants Awards to certain of its directors, employees and employees of its subsidiaries. The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the GDFV of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), the Company may grant Awards in respect of approximately 16.8 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Liberty—Grants of Awards

Options granted in 2024, 2023 and 2022 are summarized as follows:

	Years ended December 31,
	2024		2023		2022
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty Formula One common stock, Liberty employees and directors (1)	20	$35.63	246	$25.78	34	$23.94
Series C Liberty Formula One common stock, former CEO (2)	—	$—	—	$—	181	$21.31
Series C Liberty Formula One common stock, subsidiary employees (3)	83	$29.77	71	$30.70	86	$21.31
Series C Liberty Live common stock, Liberty employees and directors (1)	6	$25.59	74	$13.71	NA	NA
Series C Liberty Live common stock, former CEO (4)	70	$16.07	—	$—	NA	NA
Series C Liberty Braves common stock, Liberty employees and directors (1)	NA	NA	3	$14.24	10	$12.40
Series C Liberty Braves common stock, former CEO (2)	NA	NA	—	$—	95	$9.16
(1)	Mainly vests between one and three years for employees and in one year for directors.
(2)	Grants made in March 2022 cliff vested in December 2022. See discussion in note 12 regarding the compensation agreement with the Company’s former CEO.
(3)	Grants made in 2024, 2023 and 2022 mainly vested in equal quarterly installments over one year.
(4)	Grant made in March 2024 cliff vested in December 2024. See discussion in note 12 regarding the compensation agreement with the Company’s former CEO.

In addition to the stock option grants to the former CEO, and in connection with his employment agreement, the Company granted PRSUs. During the years ended December 31, 2024 and 2023, the Company granted 88 thousand and 81 thousand PRSUs of Series C common stock of Liberty Formula One, respectively, and 31 thousand PRSUs of Series C common stock of Liberty Braves during the year ended December 31, 2023 to the former CEO. Such PRSUs had a GDFV of $72.05 per share and $75.12 per share, respectively, and $34.44 per share, and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock during the year ended December 31, 2024.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2024, 2023 and 2022, the range of expected terms was 5.2 to 5.6 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options, as applicable. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table presents the ranges of volatilities used by the Company in the Black-Scholes Model for its stock option grants.

	Volatility
2024 grants	34.6%	-	37.3%
2023 grants	33.3%	-	37.3%
2022 grants	33.3%	-	37.4%

Liberty—Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	6,599	$37.62
Granted	103	$75.83
Exercised	(2,564)	$36.07
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2024	4,138	$39.53	2.5	years	$220
Exercisable at December 31, 2024	3,939	$38.18	2.3	years	$215

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	1,652	$42.36
Granted	76	$41.87
Exercised	(488)	$41.45
Forfeited/Cancelled	(10)	$42.29
Outstanding at December 31, 2024	1,230	$42.68	3.1	years	$31
Exercisable at December 31, 2024	1,169	$42.98	2.9	years	$29

As of December 31, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty Formula One common stock or Liberty Live common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

As of December 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $15 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of December 31, 2024, 4.1 million and 1.2 million shares of Series C Liberty Formula One and Liberty Live common stock, respectively, were reserved for issuance under exercise privileges of outstanding stock options.

Liberty—Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2024, 2023 and 2022 was $113 million, $41 million and $73 million, respectively.

Liberty—Restricted Stock and Restricted Stock Units

The Company had approximately 250 thousand and 60 thousand unvested RSAs and RSUs of Liberty Formula One and Liberty Live common stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2024. These Series C unvested RSAs and RSUs of Liberty Formula One and Liberty Live common stock had a weighted average GDFV of $71.45 per share and $41.88 per share, respectively.

The aggregate fair value of all RSAs and RSUs of Liberty common stock that vested during the years ended December 31, 2024, 2023 and 2022 was $20 million, $7 million and $14 million, respectively.

(14)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $11 million, $10 million and $13 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

(15)  Other Comprehensive Earnings (Loss)

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

December 31, 2024, 2023 and 2022

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Foreign
	currency
	translation
	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2022	$(11)	6	(5)
Other comprehensive earnings (loss) attributable to Liberty stockholders	(65)	31	(34)
Balance at December 31, 2022	(76)	37	(39)
Other comprehensive earnings (loss) attributable to Liberty stockholders	19	32	51
Balance at December 31, 2023	(57)	69	12
Other comprehensive earnings (loss) attributable to Liberty stockholders	(16)	(180)	(196)
Split-Off of Liberty Sirius XM Holdings	31	—	31
Balance at December 31, 2024	$(42)	(111)	(153)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2024:
Credit risk on fair value debt instruments gains (losses)	$(84)	18	(66)
Foreign currency translation adjustments	(118)	25	(93)
Recognition of previously unrealized (gains) losses on debt	1	—	1
Other comprehensive earnings (loss) from continuing operations	$(201)	43	(158)
Year ended December 31, 2023:
Credit risk on fair value debt instruments gains (losses)	$24	(5)	19
Foreign currency translation adjustments	47	(10)	37
Recognition of previously unrealized (gains) losses on debt	27	(6)	21
Other comprehensive earnings (loss) from continuing operations	$98	(21)	77
Year ended December 31, 2022:
Unrealized holding gains (losses) arising during period	$23	(5)	18
Credit risk on fair value debt instruments gains (losses)	(8)	2	(6)
Foreign currency translation adjustments	(34)	7	(27)
Recognition of previously unrealized (gains) losses on debt	(24)	5	(19)
Other comprehensive earnings (loss) from continuing operations	$(43)	9	(34)

(16)  Commitments and Contingencies

Guarantees

In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

(17)  Information About Liberty’s Operating Segments

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

Liberty’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to the Company’s reportable segments based on financial measures such as revenue, operating expenses (including team payments and other cost of revenue), selling, general and administrative expenses, and Adjusted OIBDA (as defined below).

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Formula 1, a reportable segment, is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The World Championship takes place on various circuits with a varying number of events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the World Championship as well as various aspects of its management and administration.

As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 7 for segment disclosures related to Live Nation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies. The significant accounting policies of the segments are the same as those described in the Company’s summary of significant policies.

Performance Measures

	Year ended December 31, 2024
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue	$3,411	373	(131)	3,653
Operating expenses
Team payments	(1,266)	—	—	(1,266)
Other cost of revenue	(1,066)	(194)	38	(1,222)
Other operating expenses	—	(105)	92	(13)
Total operating expenses	(2,332)	(299)	130	(2,501)
Selling, general and administrative, excluding stock-based compensation	(288)	(98)	1	(385)
Adjusted OIBDA	$791	(24)	—	767

	Year ended December 31, 2023
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue	$3,222	366	(16)	3,572
Operating expenses
Team payments	(1,215)	—	—	(1,215)
Other cost of revenue	(1,041)	—	16	(1,025)
Other operating expenses	—	(274)	—	(274)
Total operating expenses	(2,256)	(274)	16	(2,514)
Selling, general and administrative, excluding stock-based compensation	(241)	(126)	—	(367)
Adjusted OIBDA	$725	(34)	—	691

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

	Year ended December 31, 2022
		Corporate and
	Formula One	Other	Total

	amounts in millions
Revenue	$2,573	588	3,161
Operating expenses
Team payments	(1,157)	—	(1,157)
Other cost of revenue	(593)	—	(593)
Other operating expenses	—	(434)	(434)
Total operating expenses	(1,750)	(434)	(2,184)
Selling, general and administrative, excluding stock-based compensation	(230)	(135)	(365)
Adjusted OIBDA	$593	19	612

Other Information

	December 31, 2024		December 31, 2023
	Total	Investments	Total	Investments
	assets	in affiliates	assets	in affiliates

	amounts in millions
Formula One Group
Formula 1	9,159	4	9,057	2
Corporate and other	2,727	29	1,236	39
Intergroup elimination	(127)	—	(26)	—
Total Formula One Group	11,759	33	10,267	41
Liberty Live Group
Corporate and other	1,223	458	1,162	333
Total Liberty Live Group	1,223	458	1,162	333
Elimination	(34)	—	(3)	—
Assets of discontinued operations	—	—	29,901	—
Consolidated Liberty	$12,948	491	41,327	374

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Adjusted OIBDA	$767	691	612
Stock-based compensation	(34)	(29)	(28)
Depreciation and amortization	(352)	(406)	(433)
Impairment and acquisition costs	(105)	(1)	(6)
Operating income (loss)	276	255	145
Interest expense	(237)	(248)	(186)
Share of earnings (losses) of affiliates, net	228	157	104
Realized and unrealized gains (losses) on financial instruments, net	(383)	(167)	524
Unrealized gains (losses) on intergroup interests	—	(68)	19
Other, net	92	46	101
Earnings (loss) from continuing operations before income taxes	$(24)	(25)	707

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
United States	$335	350	588
United Kingdom	3,318	3,222	2,573
	$3,653	3,572	3,161

Long-lived Assets by Geographic Area

	December 31,
	2024	2023

	amounts in millions
United States	$730	757
United Kingdom	80	81
	$810	838

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(18) Quarterly Financial Information (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2024
Revenue	$587	988	911	1,167
Operating income (loss)	$93	57	107	19
Net earnings (loss) from continuing operations	$4	158	132	(357)
Net earnings (loss)	$245	507	(2,870)	(357)
Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$77	24	117	(248)
Liberty Live common stock	$(73)	134	15	(107)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	$199	299	(2,500)	—
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.33	0.10	0.48	(1.00)
Liberty Live common stock	$(0.79)	1.46	0.16	(1.16)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.61	0.91	(7.65)	NA
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.32	0.10	0.48	(0.99)
Liberty Live common stock	$(0.79)	1.46	0.16	(1.16)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock	$0.52	0.60	(7.65)	NA

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2023:
Revenue		$412	994	936	1,230
Operating income (loss)		$(33)	71	101	116
Net earnings (loss) from continuing operations		$(174)	63	152	(65)
Net earnings (loss)		$52	303	443	164
Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock		$(109)	116	118	60
Liberty Live common stock	$	NA	NA	(19)	(123)
Liberty SiriusXM common stock		$(6)	(23)	74	—
Liberty Braves common stock		$(59)	(29)	(21)	(2)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock		$189	189	233	173
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock		$(0.47)	0.50	0.50	0.26
Liberty Live common stock	$	NA	NA	(0.21)	(1.34)
Liberty SiriusXM common stock		$(0.02)	(0.07)	0.23	—
Liberty Braves common stock		$(1.11)	(0.55)	(0.40)	NA
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock		$0.58	0.58	0.71	0.53
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock		$(0.58)	0.41	0.39	0.25
Liberty Live common stock		NA	NA	(0.21)	(1.34)
Liberty SiriusXM common stock		$(0.02)	(0.07)	0.21	—
Liberty Braves common stock		$(1.22)	(0.55)	(0.40)	NA
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty SiriusXM common stock		$0.40	0.56	0.68	0.53

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2025:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2025.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)  The audited consolidated financial statements of Live Nation Entertainment, Inc. as of December 31, 2024 and 2023, and for each of the years ended December 31, 2024, 2023 and 2022, as well as the accompanying notes thereto and the Report of Independent Registered Public Accounting Firm, are contained in Live Nation Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025 and are incorporated herein by reference as Exhibit 99.2.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement by and among the Registrant, Liberty Sirius XM Holdings Inc. and Sirius XM Holdings Inc., dated as of December 11, 2023 (incorporated by reference to Exhibit 10.1 to the December 2023 8-K).

2.2

First Amendment to Reorganization Agreement, dated as of June 16, 2024, by and among Liberty Media Corporation, Sirius XM Holdings Inc. and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 17, 2024 (File No. 001-35707)).

2.3

Reorganization Agreement, dated as of June 28, 2023, by and between the Registrant and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on July 18, 2023 (File No. 001-35707) (the “July 2023 8-K”)).

2.4

Share Purchase Agreement, dated as of March 29, 2024, by and among Liberty Media Corporation, Libertad Especia, S.L.U, Global Racing LX2 S.à.r.l., Global Racing LX1 S.à.r.l., and the other sellers named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 1, 2024 (File No. 001-35707) (the “April 2024 8-K”)).

3—Articles of Incorporation and Bylaws:
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 3, 2023 (File No. 001-35707) (the “August 2023 8-K”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on August 15, 2024 (File No. 001-35707)).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.7 to the 2023 Form S-4.
4.2	Specimen certificate for shares of the Registrant’s Series B Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.8 to the 2023 Form S-4).
4.3	Specimen certificate for shares of the Registrant’s Series C Liberty Live common stock, par value $.01 per share (incorporated by reference to Exhibit 4.9 to the 2023 Form S-4).
4.4	Specimen certificate for shares of the Registrant’s Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the 2023 Form S-4).
4.5	Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2023 Form S-4).
4.6	Specimen certificate for shares of the Registrant’s Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2023 Form S-4).
4.7

Indenture dated as of October 17, 2013 among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013 (File No. 001-35707)).

4.8

Supplemental Indenture, dated as of April 15, 2016, among the Registrant, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-K filed on April 20, 2016 (File No. 001-35707)).

4.9

Second Supplemental Indenture, dated as of August 3, 2023, among the Registrant, as issuer, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.1 to the August 2023 8-K).

4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.11	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
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

10.6+	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10-K).
10.7+

Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 9, 2017 (File No. 001-35707)).

10.8+

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and the Registrant (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.9+

Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the “Malone Employment Agreement” (assumed, as amended, by the Registrant as of January 10, 2013)) (incorporated by reference to Exhibit 10.11 to QVC Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty Interactive 2009 10-K”)).

10.10+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.11+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to QVC Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982) (the “Liberty Interactive 2008 10-K”)).

10.12+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.13+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.14+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.15+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.56 to the 2015 10-K).
10.16+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.17+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (BATRK and FWONK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2017 Third Quarter 10-Q).
10.18+	Form of 2017 Term Option Agreement under the 2013 Incentive Plan (LSXMK) for Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the 2017 Third Quarter 10-Q).
10.19	Letter Agreement between Liberty Interactive Corporation and the Registrant relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).
10.20+

Amendment, dated March 12, 2018, of certain of the Registrant’s incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.21

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.22+

Executive Employment Agreement, dated effective as of December 13, 2019, between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707) (the “2019 8-K”)).

10.23+	Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2019 8-K).
10.24+	Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the 2019 8-K).
10.25+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).

10.26+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between the Registrant and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.63 to the 2019 10-K).

10.27+

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

10.29

Exchange Agreement, dated as of July 28, 2021, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021 (File No. 001-35707)).

10.30+	Liberty Media Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 26, 2022 (File No. 001-35707)).
10.31

Shareholders’ Agreement, dated as of March 29, 2024, by and among Libertad Especia, S.L.U., Dorna Sports, S.L. and certain other equity holders named therein (incorporated by reference to Exhibit 10.1 of the April 2024 8-K).

10.32+

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024 (File No. 001-35707)).

10.33

Amendment Agreement, dated September 19, 2024, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 12, 2024 (File No. 001-35707) (the “2024 Q3 10-Q”)).

10.34	2nd Amendment Agreement, dated October 9, 2024, by and between Formula One Management Limited and J.P. Morgan SE, as facility agent (incorporated by reference to Exhibit 10.2 to the 2024 Q3 10-Q).
10.35

Amended and Restated First Lien Facilities Agreement, dated November 23, 2022, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, NatWest Markets plc and other financial institutions party thereto, conformed to reflect amendments through October 9, 2024 (incorporated by reference to Exhibit 10.3 to the 2024 Q3 10-Q).

10.36+

Letter Agreement, dated January 7, 2025 by and between the Registrant and Derek Chang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 (File No. 001-35707)).

19.1	Liberty Media Corporation Insider Trading Policy.*
21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
97

Liberty Media Corporation Clawback Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (File No. 001-35707)).

99.1	Unaudited Attributed Financial Information for Tracking Stock Groups.*
99.2

Audited consolidated financial statements of Live Nation Entertainment, Inc. as of December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022 (incorporated by reference to Live Nation Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-32601), filed on February 21, 2025).

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

LIBERTY MEDIA CORPORATION

Date: February 27, 2025	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer

Date: February 27, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 27, 2025
John C. Malone

/s/ Derek Chang	Director, President and Chief Executive Officer	February 27, 2025
Derek Chang

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 27, 2025
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Bennett	Vice Chairman of the Board and Director	February 27, 2025
Robert R. Bennett

/s/ Chase Carey	Director	February 27, 2025
Chase Carey

/s/ Brian Deevy	Director	February 27, 2025
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 27, 2025
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 27, 2025
Evan D. Malone

/s/ Larry E. Romrell	Director	February 27, 2025
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 27, 2025
Andrea L. Wong