Form 10-Q
period 2025-03-31
Liberty Media Corp
filed 2025-05-07
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2025 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,990,946	2,428,597	223,022,901
Liberty Live common stock	25,570,716	2,533,920	63,740,648

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2025	December 31, 2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,147	2,956
Trade and other receivables, net	144	114
Other current assets	376	277
Total current assets	3,667	3,347
Investments in affiliates, accounted for using the equity method (note 7)	510	491

Property and equipment, at cost	1,039	1,007
Accumulated depreciation	(214)	(197)
	825	810

Goodwill	4,134	4,134
Intangible assets subject to amortization, net	2,632	2,689
Deferred income tax assets	788	760
Other assets	729	717
Total assets	$13,285	12,948

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$330	648
Current portion of debt (note 8)	30	26
Deferred revenue	1,009	267
Financial instrument liabilities	30	138
Other current liabilities	47	54
Total current liabilities	1,446	1,133
Long-term debt, including $2,165 million and $2,144 million measured at fair value, respectively (note 8)	4,534	4,522
Other liabilities	246	242
Total liabilities	$6,226	5,897

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2025	December 31, 2024

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,987,941 shares at March 31, 2025 and 23,987,941 shares at December 31, 2024 (note 3)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,570,416 shares at March 31, 2025 and 25,568,345 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,431,602 shares at March 31, 2025 and 2,431,602 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,534,220 shares at March 31, 2025 and 2,536,291 shares at December 31, 2024 (note 3)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 222,922,901 shares at March 31, 2025 and 222,839,968 shares at December 31, 2024 (note 3)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,738,291 shares at March 31, 2025 and 63,728,403 shares at December 31, 2024 (note 3)	1	1
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(148)	(153)
Retained earnings	7,182	7,179
Total stockholders' equity	7,037	7,029
Noncontrolling interests in equity of subsidiaries	22	22
Total equity	7,059	7,051
Commitments and contingencies (note 9)
Total liabilities and equity	$13,285	12,948

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions,
	except per share amounts
Revenue:
Formula 1 revenue	$400	550
Other revenue	47	37
Total revenue	447	587
Operating costs and expenses:
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	286	279
Other cost of sales	39	26
Other operating expense	1	1
Selling, general and administrative, including stock-based compensation (note 4):	104	93
Acquisition costs	11	9
Depreciation and amortization	77	86
	518	494
Operating income (loss)	(71)	93
Other income (expense):
Interest expense	(55)	(62)
Share of earnings (losses) of affiliates, net (note 7)	1	(24)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	65	(21)
Other, net	36	21
	47	(86)
Earnings (loss) from continuing operations before income taxes	(24)	7
Income tax (expense) benefit	29	(3)
Net earnings (loss) from continuing operations	5	4
Net earnings (loss) from discontinued operations (note 2)	—	241
Net earnings (loss)	5	245
Less net earnings (loss) attributable to the noncontrolling interests	—	42
Net earnings (loss) attributable to Liberty stockholders	$5	203

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$22	77
Liberty Live common stock	(17)	(73)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	—	199
	$5	203

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2025		2024
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.09	0.33
Series A, B and C Liberty Live common stock		$(0.18)	(0.79)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	0.61
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.05	0.32
Series A, B and C Liberty Live common stock		$(0.18)	(0.79)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	0.52

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Net earnings (loss)	$5	245
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	(3)
Credit risk on fair value debt instruments gains (losses)	(18)	(29)
Share of other comprehensive earnings (loss) of equity affiliates	13	2
Other comprehensive earnings (loss) from continuing operations	5	(30)
Other comprehensive earnings (loss) from discontinued operations	—	(40)
Comprehensive earnings (loss)	10	175
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	42
Comprehensive earnings (loss) attributable to Liberty stockholders	$10	133

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$26	70
Liberty Live common stock	(16)	(96)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	NA	159
	$10	133

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$5	245
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(241)
Depreciation and amortization	77	86
Stock-based compensation	2	13
Share of (earnings) loss of affiliates, net	(1)	24
Realized and unrealized (gains) losses on financial instruments, net	(65)	21
Deferred income tax expense (benefit)	(29)	(9)
Intergroup tax allocation	—	(29)
Other, net	—	2
Changes in operating assets and liabilities
Current and other assets	(143)	(93)
Payables and other liabilities	535	112
Net cash provided (used) by operating activities	381	131
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(6)	(1)
Cash (paid) received for acquisitions, net of cash acquired	(131)	(205)
Capital expended for property and equipment, including internal-use software and website development	(33)	(27)
Other investing activities, net	(11)	(63)
Net cash provided (used) by investing activities	(181)	(296)
Cash flows from financing activities:
Repayments of debt	(6)	(10)
Other financing activities, net	(7)	1
Net cash provided (used) by financing activities	(13)	(9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	—
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	264
Cash provided (used) by investing activities	—	(354)
Cash provided (used) by financing activities	—	(73)
Net cash provided (used) by discontinued operations	—	(163)
Net increase (decrease) in cash, cash equivalents and restricted cash	191	(337)
Cash, cash equivalents and restricted cash at beginning of period	2,963	2,028
Cash, cash equivalents and restricted cash at end of period	$3,154	1,691

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024

	amounts in millions
Cash and cash equivalents	$3,147	2,956
Restricted cash included in other current assets	7	7
Total cash, cash equivalents and restricted cash at end of period	$3,154	2,963

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	5	—	5
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	4	—	(4)	—	—
Other, net	—	—	—	—	—	—	—	—	—	2	—	2
Balance at March 31, 2025	$—	—	—	2	—	—	1	—	(148)	7,182	22	7,059

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	—	—	2	—	—	1	1	—	2	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	203	42	245
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(69)	—	(1)	(70)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	51	—	—	8	59
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Other, net	—	—	—	—	—	—	—	—	—	—	(9)	—	3	13	7
Balance at March 31, 2024	$—	—	—	2	—	—	1	1	—	2	1,335	(57)	15,267	3,094	19,645

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2024.

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

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts for close to the full purchase price. In December 2024, the European Commission notified the Company that a Phase II investigation would occur, extending regulatory review beyond December 31, 2024. The Company agreed to pay €126 million to the sellers to extend the longstop date to June 30, 2025 in order to accommodate the Phase II investigation. The €126 million is considered prepaid purchase consideration and is included in other assets in the accompanying condensed consolidated balance sheet as of March 31,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2025 and December 31, 2024. During the three months ended March 31, 2025, the Company extended a portion of the foreign currency forward contracts through the extended longstop date.

Liberty has entered into certain agreements with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern relationships between the companies. None of these entities has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband and Atlanta Braves Holdings only), Services Agreements, Facilities Sharing Agreements, Tax Sharing Agreements (in the case of Liberty Broadband and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings were terminated and members of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions), even though they may continue to provide services on an as-needed basis for a de minimis expense.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, TripCo, Liberty Broadband and, until August 31, 2024, Atlanta Braves Holdings. Pursuant to the Services Agreements, Liberty provides QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. TripCo, Liberty Broadband and Atlanta Braves Holdings reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group intend to transition various general and administrative services currently provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, effective March 31, 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $5 million and $6 million of these allocated expenses were reimbursed to Liberty during the three months ended March 31, 30, 2025 and 2024, respectively.

TripCo became a wholly owned subsidiary of Tripadvisor, Inc. effective April 29, 2025, and the Services Agreement and Facilities Sharing Agreement between Liberty and TripCo were terminated as of such date.

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

QuintEvents, LLC’s (“QuintEvents”) revenue is seasonal around its largest events, which are generally during the second and fourth quarters.

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

Three months ended
March 31, 2024
amounts in millions
Revenue	$2,162
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	1,037
Operating expense	176
Selling, general and administrative	372
Impairment, restructuring and acquisition costs	13
Depreciation and amortization	155
1,753
Operating income (loss)	409
Other income (expense):
Interest expense	(129)
Other, net	29
(100)
Earnings (loss) from discontinued operations before income taxes	309
Income tax (expense) benefit	(68)
Net earnings (loss) from discontinued operations	241
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	42
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$199

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

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of March 31, 2025, include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of March 31, 2025, the Formula One Group had cash and cash equivalents of approximately $2,833 million, which included $1,617 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of March 31, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of March 31, 2025, the Liberty Live Group had cash and cash equivalents of approximately $314 million.

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

On November 13, 2024, the Company announced that it is pursuing a plan to split-off the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets and cash. The Liberty Live Split-Off would be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. The Company would redeem each outstanding share of its Series A, Series B and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live Holdings, Inc. As a result of the Liberty Live Split-Off, the Company and Liberty Live Holdings, Inc. would be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, would no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is intended to be tax-free to stockholders of the Company.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $2 million and $13 million for the three months ended March 31, 2025 and 2024, respectively.

The Company did not grant any options to purchase shares of Series A, Series B or Series C Liberty Formula One or Liberty Live common stock during the three months ended March 31, 2025.

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

Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	4,138	$39.53
Granted	—	$—
Exercised	(2)	$62.92
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2025	4,136	$39.51	2.3	years	$209
Exercisable at March 31, 2025	3,940	$38.19	2.1	years	$204

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Live

Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	1,230	$42.68
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2025	1,230	$42.68	2.8	years	$31
Exercisable at March 31, 2025	1,169	$42.98	2.7	years	$29

As of March 31, 2025, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock.

As of March 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $13 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of March 31, 2025, Liberty reserved 4.1 million shares and 1.2 million shares of Series C common stock of Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

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

There were no potentially dilutive shares of Liberty Formula One common stock or Liberty Live common stock excluded from diluted EPS for the three months ended March 31, 2025. Excluded from diluted EPS for the three months ended March 31, 2024 are approximately 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock and 2 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2025	2024

	numbers of shares in millions
Basic WASO	249	235
Potentially dilutive shares (a)	8	8
Diluted WASO (b)	257	243
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate.

	Three months ended March 31,
	2025	2024

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$22	77
Adjustments	(8)	—
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$14	77

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2025	2024

	numbers of shares in millions
Basic WASO	92	92
Potentially dilutive shares (a)	—	—
Diluted WASO	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2025	2024

	numbers of shares in millions
Basic WASO	NA	327
Potentially dilutive shares (a)	NA	40
Diluted WASO (b)	NA	367
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which could have been settled in shares of Series A Liberty SiriusXM common stock, were dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate.

	Three months ended March 31,
	2025		2024

		amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	199
Adjustments		NA	(7)
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	192

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2025			December 31, 2024
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$2,765	2,765	—	2,466	2,466	—
Financial instrument assets	$134	96	38	167	84	83
Debt	$2,165	—	2,165	2,144	—	2,144
Financial instrument liabilities	$30	—	30	138	—	138

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts and interest rate swaps. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. As of March 31, 2025, financial instrument assets included in the table above are included in the other assets line item in the condensed consolidated balance sheet. As of December 31, 2024, $27 million and $140 million of financial instrument assets included in the table above are included in the other current assets and other assets line items, respectively, in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Debt measured at fair value (a)	$(1)	(69)
Foreign currency forward contracts	108	—
Interest rate swaps	(35)	41
Debt and equity securities	(7)	12
Other	—	(5)
	$65	(21)
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a loss of $21 million and loss of $38 million for the three months ended March 31, 2025 and 2024, respectively. The cumulative change since

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

issuance was a gain of $30 million as of March 31, 2025, net of the recognition of previously unrecognized gains and losses.

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2025 and the carrying amount at December 31, 2024:

	March 31, 2025			December 31, 2024
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Formula One Group
Other	various	NA	$31	33
Total Formula One Group			31	33

Liberty Live Group
Live Nation	30%	$9,094	451	430
Other		NA	28	28
Total Liberty Live Group			479	458

Consolidated Liberty			$510	491

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Formula One Group
Other	$(3)	(3)
Total Formula One Group	(3)	(3)

Liberty Live Group
Live Nation	4	(20)
Other	—	(1)
Total Liberty Live Group	4	(21)
Consolidated Liberty	$1	(24)

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to the margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”) as of March 31, 2025.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Summarized financial information for Live Nation is as follows:

Balance Sheets

	March 31, 2025	December 31, 2024

	amounts in millions
Current assets	$11,069	9,290
Property, plant and equipment, net	2,688	2,442
Intangible assets	1,408	1,366
Goodwill	2,703	2,621
Investments in affiliates	494	504
Other assets	3,465	3,416
Total assets	$21,827	19,639

Current liabilities	$11,517	9,358
Long-term debt, net	5,929	6,177
Other liabilities	2,271	2,159
Redeemable noncontrolling interests	1,312	1,126
Equity	798	819
Total liabilities and equity	$21,827	19,639

Statements of Operations

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue	$3,382	3,800
Operating expenses:
Direct operating expenses	2,255	2,651
Selling, general and administrative expenses	779	982
Depreciation and amortization	149	133
Other operating expenses	84	75
	3,267	3,841
Operating income (loss)	115	(41)
Interest expense	(80)	(81)
Other income (expense), net	31	120
Earnings (loss) before income taxes	66	(2)
Income tax (expense) benefit	(20)	(41)
Net earnings (loss)	46	(43)
Less net earnings (loss) attributable to noncontrolling interests	23	11
Net earnings (loss) attributable to Live Nation stockholders	$23	(54)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2025	2025	2024

	amounts in millions
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	583	588
Other	51	51	53
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,376	2,354	2,357
Deferred financing costs		(6)	(6)
Total Formula One Group	2,902	2,982	2,992
Liberty Live Group
Corporate level notes and loans:
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,582	1,556
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,150	1,582	1,556
Total debt	$4,052	4,564	4,548
Debt classified as current		(30)	(26)
Total long-term debt		$4,534	4,522

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of March 31, 2025, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

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

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2.0%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2025, availability under the Live Nation Margin Loan was $400 million. As of March 31, 2025, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,171 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty Live Group.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility (collectively, the “Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of March 31, 2025, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. On September 19, 2024, the margin for the Term Loan B was reduced to 2.0%, with the potential to permanently step down to 1.75% if a certain leverage test is met on or after the earlier of the acquisition of Dorna or the termination of the Dorna acquisition. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 6.16% as of March 31, 2025. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of March 31, 2025, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

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

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan and other debt, the Company believes that the carrying amount approximates fair value at March 31, 2025.

(9)   Commitments and Contingencies

Concorde Agreement

The 2021 Concorde Agreement provides, among other things, for the participation of the teams in the Formula One World Championship and provides for Formula 1 to make certain prize fund payments to the teams. The 2021 Concorde Agreement expires on December 31, 2025 and is made up of two separate documents: (a) the 2021 Concorde Commercial Agreement between Formula 1 and each of the teams; and (b) the 2021 Concorde Governance Agreement between Formula 1, the Fédération Internationale de l’Automobile (“FIA”) and each of the teams.

In March 2025, Formula 1 paid a total of $50 million to the 10 teams currently competing in the World Championship as an incentive for signing the 2026 Concorde Commercial Agreement. The 2026 Concorde Commercial Agreement addresses arrangements between Formula 1 and the teams for the World Championship seasons covering the period 2026 to 2030, and expires on December 31, 2030. A 2026 Concorde Governance Agreement for the same period is under discussion with the FIA and the teams. The $50 million one-time payment to the teams is excluded from Adjusted OIBDA.

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

Liberty’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to the Company’s reportable segments based on financial measures such as revenue, operating expenses (including team payments and other cost of revenue), selling, general and administrative expenses and Adjusted OIBDA (as defined below).

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended March 31, 2025
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$319	—	—	319
Other revenue	84	53	(9)	128
Total revenue	403	53	(9)	447
Operating expenses:
Team payments, excluding Concorde incentive payments	(114)	—	—	(114)
Other cost of revenue	(128)	(39)	6	(161)
Other operating expenses	—	(4)	3	(1)
Total operating expenses	(242)	(43)	9	(276)
Selling, general and administrative, excluding stock-based compensation	(76)	(26)	—	(102)
Adjusted OIBDA	$85	(16)	—	69

	Three months ended March 31, 2024
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$463	—	—	463
Other revenue	90	44	(10)	124
Total revenue	553	44	(10)	587
Operating expenses:
Team payments	(163)	—	—	(163)
Other cost of revenue	(123)	(26)	7	(142)
Other operating expenses	—	(4)	3	(1)
Total operating expenses	(286)	(30)	10	(306)
Selling, general and administrative, excluding stock-based compensation	(59)	(21)	—	(80)
Adjusted OIBDA	$208	(7)	—	201

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided.

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,455 million for the remainder of 2025, $2,500 million in 2026, $2,211 million in 2027, $5,652 million in 2028 through 2032, and $1,402 million thereafter. We have not included any amounts

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

Other Information

	March 31, 2025
	Total	Investments
	assets	in affiliates

	amounts in millions
Formula One Group
Formula 1	$9,468	2
Corporate and other	2,753	29
Intergroup elimination	(135)	—
Total Formula One Group	12,086	31
Liberty Live Group
Corporate and other	1,231	479
Total Liberty Live Group	1,231	479
Elimination	(32)	—
Consolidated Liberty	$13,285	510

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Adjusted OIBDA	$69	201
Concorde incentive payments	(50)	—
Acquisition costs	(11)	(9)
Stock-based compensation	(2)	(13)
Depreciation and amortization	(77)	(86)
Operating income (loss)	(71)	93
Interest expense	(55)	(62)
Share of earnings (losses) of affiliates, net	1	(24)
Realized and unrealized gains (losses) on financial instruments, net	65	(21)
Other, net	36	21
Earnings (loss) from continuing operations before income taxes	$(24)	7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the proposed Liberty Live Split-Off (as defined below); our projected sources and uses of cash; fluctuations in interest rates and stock prices; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to our tracking stock groups;
●	our overlapping directors and management with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”) and Liberty Broadband Corporation;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings and the net earnings of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 relies on to operate and the limitations such agreements, commitments and policies impose on Formula 1;
●	challenges by tax authorities in the jurisdictions where Formula 1 operates;

●	changes in tax laws that affect Formula 1 and the Formula One Group;
●	the ability of Formula 1 to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of both of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize the anticipated benefits from the proposed Liberty Live Split-Off;
●	the possibility that our business may suffer as a result of uncertainty surrounding the proposed Liberty Live Split-Off; and
●	the possibility that the proposed Liberty Live Split-Off may have unexpected costs.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of March 31, 2025. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our "Corporate and Other" category includes our consolidated subsidiary QuintEvents, LLC (“QuintEvents”), corporate expenses and investments and related financial instruments in public companies.

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

As of March 31, 2025, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $2,833 million as of March 31, 2025, which included $1,617 million of subsidiary cash.

As of March 31, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of March 31, 2025, the Liberty Live Group had cash and cash equivalents of approximately $314 million.

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

On March 29, 2024, the Company agreed, subject to certain conditions, to acquire approximately 86% of the equity interests in Dorna Sports, S.L., (“Dorna”) for a purchase price of approximately €3.0 billion, to be funded with cash. The Company entered into foreign currency forward contracts for close to the full purchase price. In December 2024, the European Commission notified the Company that a Phase II investigation would occur, extending regulatory review beyond December 31, 2024. The Company agreed to pay €126 million to the sellers to extend the longstop date to June 30, 2025 in order to accommodate the Phase II investigation. The €126 million is considered prepaid purchase consideration and is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, the Company extended a portion of the foreign currency forward contracts through the extended longstop date.

On November 13, 2024, the Company announced that it is pursuing a plan to split-off the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents would be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets and cash. The Liberty Live Split-Off would be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. The Company would redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live Holdings, Inc. As a result of the Liberty Live Split-Off, the Company and Liberty Live Holdings, Inc. would be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, would no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is intended to be tax-free to stockholders of the Company.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue
Formula One Group
Formula 1	$403	553
Corporate and other	53	44
Intergroup elimination	(9)	(10)
Total Formula One Group	447	587
Consolidated Liberty	$447	587

Operating Income (Loss)
Formula One Group
Formula 1	(28)	136
Corporate and other	(39)	(41)
Total Formula One Group	(67)	95
Liberty Live Group
Corporate and other	(4)	(2)
Total Liberty Live Group	(4)	(2)
Consolidated Liberty	$(71)	93

Adjusted OIBDA
Formula One Group
Formula 1	85	208
Corporate and other	(12)	(6)
Total Formula One Group	73	202
Liberty Live Group
Corporate and other	(4)	(1)
Total Liberty Live Group	(4)	(1)
Consolidated Liberty	$69	201

Revenue.  Our consolidated revenue decreased $140 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, driven by a decrease in Formula 1 revenue, partially offset by an increase in QuintEvents revenue. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Operating income (loss).  Our consolidated operating loss increased $164 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily driven by a decrease in Formula 1 operating results. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Stock-based compensation.    Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $2 million and $13 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $13 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

Acquisition costs. The Company recorded $11 million and $9 million of costs related to corporate acquisitions during the three months ended March 31, 2025 and 2024, respectively.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP (as defined below) financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Operating income (loss)	$(71)	93
Depreciation and amortization	77	86
Stock-based compensation	2	13
Acquisition costs	11	9
Concorde incentive payments	50	—
Adjusted OIBDA	$69	201

Consolidated Adjusted OIBDA decreased $132 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to a decrease in Formula 1 Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Interest expense
Formula One Group	$(48)	(55)
Liberty Live Group	(7)	(7)
Consolidated Liberty	$(55)	(62)

Share of earnings (losses) of affiliates, net
Formula One Group	$(3)	(3)
Liberty Live Group	4	(21)
Consolidated Liberty	$1	(24)

Realized and unrealized gains (losses) on financial instruments, net
Formula One Group	$82	48
Liberty Live Group	(17)	(69)
Consolidated Liberty	$65	(21)

Other, net
Formula One Group	$34	15
Liberty Live Group	2	6
Consolidated Liberty	$36	21

	$47	(86)

Interest expense. Consolidated interest expense decreased $7 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year primarily due to a decrease in the average amount of debt outstanding and a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 8 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Formula One Group
Other	$(3)	(3)
Total Formula One Group	(3)	(3)

Liberty Live Group
Live Nation	4	(20)
Other	—	(1)
Total Liberty Live Group	4	(21)
Consolidated Liberty	$1	(24)

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Debt measured at fair value	$(1)	(69)
Foreign currency forward contracts	108	—
Interest rate swaps	(35)	41
Debt and equity securities	(7)	12
Other	—	(5)
	$65	(21)

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

Other, net.  Other, net income increased $15 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to increases in interest and dividend income.

Income taxes.  During the three months ended March 31, 2025, we had losses from continuing operations before income taxes of $24 million and income tax benefit of $29 million. During the three months ended March 31, 2024, we had earnings from continuing operations before income taxes of $7 million and income tax expense of $3 million. For the three months ended March 31, 2025, the Company recognized a tax benefit greater than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable and losses in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate. For the three months ended March 31, 2024, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate, partially offset by tax benefits related to stock-based compensation.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $5 million and $4 million for the three months ended March 31, 2025 and 2024, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2025, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our public investment portfolio (including derivatives), debt borrowings and equity issuances, available borrowing capacity under a margin loan and dividend and interest receipts.

Liberty does not have a debt rating.

As of March 31, 2025, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Formula One Group
Formula 1	$1,547
Corporate and other	1,286
Total Formula One Group	$2,833
Liberty Live Group
Corporate and other	$314
Total Liberty Live Group	$314

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the three months ended March 31, 2025, Formula 1 distributed $131 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of March 31, 2025, Liberty had $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company and Formula 1 are in compliance with their debt covenants as of March 31, 2025.

	Three months ended
	March 31,
	2025	2024

Cash Flow Information	amounts in millions
Formula One Group cash provided (used) by operating activities	$391	140
Liberty Live Group cash provided (used) by operating activities	(10)	(9)
Net cash provided (used) by operating activities	$381	131
Formula One Group cash provided (used) by investing activities	$(180)	(296)
Liberty Live Group cash provided (used) by investing activities	(1)	—
Net cash provided (used) by investing activities	$(181)	(296)
Formula One Group cash provided (used) by financing activities	$(13)	(11)
Liberty Live Group cash provided (used) by financing activities	—	2
Net cash provided (used) by financing activities	$(13)	(9)

Liberty’s primary use of cash during the three months ended March 31, 2025 (excluding cash used by Formula 1) was a $131 million extension payment related to the Dorna acquisition, which is accounted for as prepaid purchase consideration.

During the three months ended March 31, 2025, Formula 1’s primary use of cash was $33 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty's cash (excluding Formula 1’s uses of cash) are primarily capital expenditures, the investment in existing or new businesses, including the Dorna acquisition, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Formula 1’s uses of cash are expected to be distributions to Liberty to help fund the Dorna acquisition, capital expenditures, debt service payments and operating expenses. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the World Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The World Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the World Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 World Championship calendar is scheduled to consist of the same 24 Events that were held in 2024, except in a different order, in part due to the timing of Ramadan.

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Primary Formula 1 revenue	$319	463
Other Formula 1 revenue	84	90
Total Formula 1 revenue	403	553
Operating expenses:
Cost of Formula 1 revenue, excluding Concorde incentive payments	(242)	(286)
Selling, general and administrative expenses	(76)	(59)
Adjusted OIBDA	85	208
Concorde incentive payments	(50)	—
Depreciation and amortization	(63)	(72)
Operating income (loss)	$(28)	136

Number of Events	2	3

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

Primary Formula 1 revenue decreased $144 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, mostly due to the impact of recognizing Event-specific revenue and season-based revenue from one less Event, and the different mix of Events, during the three months ended March 31, 2025. The impact of the calendar variance on media rights revenue was partially offset by contractual increases in fees and continued

growth in F1 TV subscription revenue. The impact of the calendar variance on sponsorship revenue was partially offset by revenue from new sponsors and contractual increases in fees from existing sponsors.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Formula 1 Paddock Club hospitality program (the “Paddock Club”) at most Events, facilitating the shipment of cars and equipment to and from Events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and F1 Academy series, other licensing opportunities, various television production activities and other ancillary operations. Other Formula 1 revenue decreased $6 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily driven by a decrease in hospitality and experiences revenue due to the impact of the calendar difference, partially offset by higher freight income due to the different routes flown and increased freight costs, higher licensing revenue from royalties under new licensing deals, higher revenue from other events staged at Grand Prix Plaza in Las Vegas and higher Formula 2 and Formula 3 revenue.

Cost of Formula 1 revenue

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Team payments, excluding Concorde incentive payments	$(114)	(163)
Other costs of Formula 1 revenue	(128)	(123)
Cost of Formula 1 revenue, excluding Concorde incentive payments	$(242)	(286)

Cost of Formula 1 revenue decreased $44 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the World Championship calendar. Team payments decreased during the three months ended March 31, 2025 due to the pro rata recognition of expected team payments, with one less Event held in the current period.

Other costs of Formula 1 revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. On an annual basis, the largest components of other costs of Formula 1 revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of Formula 1 revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. Other costs increased $5 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to higher freight costs associated with the calendar variance and the different freight movements as a result, and higher commissions and partner servicing costs, partially offset by lower hospitality costs due to one less Paddock Club held during the three months ended March 31, 2025 and lower travel, FIA regulatory and technical costs attributable to the calendar variance.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $17 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to higher marketing costs associated with the 75th season launch event and higher personnel costs.

Concorde incentive payments include one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $9 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Formula One Group	$176	6.2%	$2,726	4.4%
Liberty Live Group	NA	NA	$1,150	2.4%

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

Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at March 31, 2025 the aggregate value of such security would have been $909 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Legal Proceedings” under Item 3 of Part I. Refer to note 9 in the accompanying notes to the condensed consolidated financial statements for changes in the legal proceedings described in the Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

Fluctuations in the value of the U.S. dollar against the functional currencies of Formula 1’s business and Formula 1’s counterparties’ business could adversely affect Formula 1’s profitability and the Formula One Group.

In 2024, a significant proportion of Formula 1’s revenue and costs were denominated in U.S. dollars. Formula 1 also operates in a number of other currencies, most notably the pound sterling and Euro. There may be a mismatch between the amount of a local currency Formula 1 generates in revenue and incurs in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 occasionally uses derivatives to hedge its exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currencies could affect its profitability. Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. policy changes and uncertainty resulting from such changes. Additionally, most payments Formula 1 receives from Formula 1’s counterparties under Formula 1’s commercial contracts are denominated in U.S. dollars while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar, against the functional currencies of Formula 1’s counterparties whose revenue is denominated in a currency other than U.S. dollars, increases the cost of their payments to Formula 1 in their functional currencies and the risk that they will not make their payments to Formula 1 or cause them to request Formula 1 to enter into a new contract with such counterparty, which could affect Formula 1’s profitability and financial position, and in turn could impact the Formula One Group. See “-Formula 1 is exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s key commercial contracts.”

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses attributed to each of our groups.

A weak or uncertain economy in the U.S. or, in the case of the Formula One Group, globally, could adversely affect demand for our products, services and events. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of our businesses attributed to each of our groups to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and elevated interest rates or further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

II-1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty Formula One common stock or Liberty Live common stock during the three months ended March 31, 2025. As of March 31, 2025, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended March 31, 2025, no shares of Liberty Formula One common stock or Liberty Live common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	3rd Amendment Agreement, dated March 29, 2025, by and between Formula One Management Limited and J.P. Morgan SE, as facility agent*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 7, 2025	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	May 7, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3