Form 10-Q
period 2025-06-30
Liberty Media Corp
filed 2025-08-07
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2025 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,990,946	2,428,597	223,627,028
Liberty Live common stock	25,571,676	2,532,960	63,778,799

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,448	2,956
Trade and other receivables, net	144	114
Other current assets	510	277
Total current assets	4,102	3,347
Investments in affiliates, accounted for using the equity method (note 7)	622	491

Property and equipment, at cost	1,012	1,007
Accumulated depreciation	(184)	(197)
	828	810

Goodwill	4,135	4,134
Intangible assets subject to amortization, net	2,570	2,689
Deferred income tax assets	790	760
Other assets	774	717
Total assets	$13,821	12,948

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$470	648
Current portion of debt, including $1,769 million and zero measured at fair value, respectively (note 8)	1,803	26
Deferred revenue	780	267
Financial instrument liabilities (note 6)	—	138
Other current liabilities	50	54
Total current liabilities	3,103	1,133
Long-term debt, including $636 million and $2,144 million measured at fair value, respectively (note 8)	2,996	4,522
Other liabilities	359	242
Total liabilities	$6,458	5,897

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2025	December 31, 2024

	amounts in millions,
	except share amounts
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	$—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,990,946 shares at June 30, 2025 and 23,987,941 shares at December 31, 2024 (note 3)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,571,416 shares at June 30, 2025 and 25,568,345 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,428,597 shares at June 30, 2025 and 2,431,602 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,533,220 shares at June 30, 2025 and 2,536,291 shares at December 31, 2024 (note 3)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 223,624,836 shares at June 30, 2025 and 222,839,968 shares at December 31, 2024 (note 3)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,777,962 shares at June 30, 2025 and 63,728,403 shares at December 31, 2024 (note 3)	1	1
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(81)	(153)
Retained earnings	7,419	7,179
Total stockholders' equity	7,341	7,029
Noncontrolling interests in equity of subsidiaries	22	22
Total equity	7,363	7,051
Commitments and contingencies (note 9)
Total liabilities and equity	$13,821	12,948

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions,
	except per share amounts
Revenue:
Formula 1 revenue	$1,203	853	1,603	1,403
Other revenue	138	135	185	172
Total revenue	1,341	988	1,788	1,575
Operating costs and expenses:
Cost of Formula 1 revenue (exclusive of depreciation shown separately below)	779	639	1,065	918
Other cost of sales	88	94	127	120
Selling, general and administrative, including stock-based compensation (note 4)	118	98	223	192
Acquisition costs	3	11	14	20
Depreciation and amortization	80	89	157	175
	1,068	931	1,586	1,425
Operating income (loss)	273	57	202	150
Other income (expense):
Interest expense	(57)	(60)	(112)	(122)
Share of earnings (losses) of affiliates, net (note 7)	71	83	72	59
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(129)	87	(64)	66
Other, net	70	26	106	47
	(45)	136	2	50
Earnings (loss) from continuing operations before income taxes	228	193	204	200
Income tax (expense) benefit	(24)	(35)	5	(38)
Net earnings (loss) from continuing operations	204	158	209	162
Net earnings (loss) from discontinued operations (note 2)	—	349	—	590
Net earnings (loss)	204	507	209	752
Less net earnings (loss) attributable to the noncontrolling interests	—	50	—	92
Net earnings (loss) attributable to Liberty stockholders	$204	457	209	660

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$382	24	404	101
Liberty Live common stock	(178)	134	(195)	61
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	—	299	—	498
	$204	457	209	660

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2025		2024	2025	2024
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$1.53	0.10	1.62	0.43
Series A, B and C Liberty Live common stock		$(1.93)	1.46	(2.12)	0.66
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	0.91	NA	1.52
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$1.52	0.10	1.55	0.42
Series A, B and C Liberty Live common stock		$(1.93)	1.46	(2.12)	0.66
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	0.60	NA	1.13

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$204	507	209	752
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	26	—	36	(3)
Credit risk on fair value debt instruments gains (losses)	11	24	(7)	(5)
Share of other comprehensive earnings (loss) of equity affiliates	30	(37)	43	(35)
Other comprehensive earnings (loss) from continuing operations	67	(13)	72	(43)
Other comprehensive earnings (loss) from discontinued operations	—	12	—	(28)
Comprehensive earnings (loss)	271	506	281	681
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	50	—	92
Comprehensive earnings (loss) attributable to Liberty stockholders	$271	456	281	589

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$410	26	436	96
Liberty Live common stock	(139)	120	(155)	24
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	NA	310	NA	469
	$271	456	281	589

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$209	752
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(590)
Depreciation and amortization	157	175
Stock-based compensation	10	20
Share of (earnings) loss of affiliates, net	(72)	(59)
Realized and unrealized (gains) losses on financial instruments, net	64	(66)
Deferred income tax expense (benefit)	(42)	15
Intergroup tax allocation	—	(59)
Intergroup tax (payments) receipts	—	83
Other, net	(32)	1
Changes in operating assets and liabilities
Current and other assets	(147)	(77)
Payables and other liabilities	465	199
Net cash provided (used) by operating activities	612	394
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(17)	(1)
Cash proceeds from dispositions	26	107
Cash (paid) received for acquisitions, net of cash acquired	(131)	(205)
Capital expended for property and equipment, including internal-use software and website development	(55)	(40)
Cash proceeds from foreign currency forward contracts	71	—
Other investing activities, net	(14)	(61)
Net cash provided (used) by investing activities	(120)	(200)
Cash flows from financing activities:
Borrowings of debt	—	10
Repayments of debt	(11)	(31)
Other financing activities, net	19	27
Net cash provided (used) by financing activities	8	6
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	9	(8)
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	753
Cash provided (used) by investing activities	—	(550)
Cash provided (used) by financing activities	—	(314)
Net cash provided (used) by discontinued operations	—	(111)
Net increase (decrease) in cash, cash equivalents and restricted cash	509	81
Cash, cash equivalents and restricted cash at beginning of period	2,963	2,028
Cash, cash equivalents and restricted cash at end of period	$3,472	2,109

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024

	amounts in millions
Cash and cash equivalents	$3,448	2,956
Restricted cash included in other current assets	—	7
Restricted cash included in other assets	24	—
Total cash, cash equivalents and restricted cash at end of period	$3,472	2,963

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2025	$—	—	—	2	—	—	1	—	(148)	7,182	22	7,059
Net earnings (loss)	—	—	—	—	—	—	—	—	—	204	—	204
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	67	—	—	67
Stock-based compensation	—	—	—	—	—	—	—	8	—	—	—	8
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(1)	—	—	—	(1)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	(34)	—	34	—	—
Other, net	—	—	—	—	—	—	—	27	—	(1)	—	26
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	209	—	209
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	72	—	—	72
Stock-based compensation	—	—	—	—	—	—	—	10	—	—	—	10
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(7)	—	—	—	(7)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	(30)	—	30	—	—
Other, net	—	—	—	—	—	—	—	27	—	1	—	28
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363

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

On July 3, 2025, the Company acquired approximately 84% of the equity interests in Dorna Sports, S.L. (“MotoGP”) for a preliminary purchase price of approximately $3.7 billion, funded with cash on hand and borrowings of $1.0 billion under the Incremental Term Loans, as defined in note 8. In December 2024, the Company agreed to pay €126 million of the purchase price to the sellers in order to accommodate the European Commission’s extended regulatory review of the acquisition. The €126 million, paid in January 2025, was considered prepaid purchase consideration and is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Prior

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

to the acquisition, the Company entered into foreign currency forward contracts for close to the full purchase price. A portion of the foreign currency forward contracts settled on June 30, 2025 and the remainder settled in July 2025. Due to the timing of the acquisition of MotoGP, the initial accounting for the acquisition was not complete at the time the accompanying condensed consolidated financial statements were issued. The Company is in the process of determining the preliminary fair value of the net assets acquired, which will primarily be comprised of goodwill, MotoGP’s rights holder agreement with the Fédération Internationale de Motocyclisme and customer relationships. MotoGP is attributed to the Formula One Group, as defined in note 3.

Liberty has entered into certain agreements with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Sirius XM Holdings and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern our relationships with these companies. None of these companies has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings only), Services Agreements (in the case of QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings only), Facilities Sharing Agreements (in the case of QVC Group, TripCo, Liberty Broadband and Atlanta Braves Holdings only), Tax Sharing Agreements (in the case of Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband and Atlanta Braves Holdings only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings were terminated and members of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions), even though they may continue to provide services on an as-needed basis for a de minimis expense.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, Liberty Broadband, TripCo until April 29, 2025 and Atlanta Braves Holdings until August 31, 2024. Pursuant to the Services Agreements, Liberty provides QVC Group, Liberty Broadband, Atlanta Braves Holdings and TripCo until April 29, 2025, with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, Liberty Broadband, Atlanta Braves Holdings and TripCo reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Liberty Broadband, Atlanta Braves Holdings and TripCo reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group intend to transition various general and administrative services currently provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, effective March 31, 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $4 million and $5 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2025 and 2024, respectively, and $9 million and $11 million during the six months ended June 30, 2025 and 2024, respectively.

In July 2025, Liberty entered into a services agreement, facilities sharing agreement and aircraft time sharing agreement with GCI Liberty, Inc. (“GCI Liberty”). Pursuant to the services agreement, Liberty will provide GCI Liberty with public company support services, including legal, tax, accounting, treasury, internal auditing and investor relations services. GCI Liberty will reimburse Liberty for all out-of-pocket expenses incurred by Liberty in providing the services and will pay a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with the FIA Formula One World Championship (the “F1 Championship”) race events (“Events”) that take place in different countries around the world throughout the year. The Events in the past have generally taken place between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

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

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024

	amounts in millions
Revenue	$2,178	4,340
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	1,023	2,060
Operating expense	163	339
Selling, general and administrative	361	733
Impairment, restructuring and acquisition costs	4	17
Depreciation and amortization	156	311
	1,707	3,460
Operating income (loss)	471	880
Other income (expense):
Interest expense	(126)	(255)
Other, net	85	114
	(41)	(141)
Earnings (loss) from discontinued operations before income taxes	430	739
Income tax (expense) benefit	(81)	(149)
Net earnings (loss) from discontinued operations	349	590
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	50	92
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$299	498

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

While the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of shares of Liberty tracking stock, any equity or voting interest in a public company, such as Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, in this case the Liberty Live Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of June 30, 2025 include Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of June 30, 2025, the Formula One Group had cash and cash equivalents of approximately $3,140 million, which included $1,845 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of June 30, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of June 30, 2025, the Liberty Live Group had cash and cash equivalents of approximately $308 million.

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

On November 13, 2024, the Company announced that it is pursuing a plan to splitoff the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents, certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets attributed to the Liberty Live Group. Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. The Liberty Live Split-Off will be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. (“Liberty Live”). The Company will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live. As a result of the Liberty Live Split-Off, the Company and Liberty Live will be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, will no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is expected to be completed in the second half of 2025 and is intended to be tax-free to stockholders of the Company.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $8 million and $7 million for the three months ended June 30, 2025 and 2024, respectively, and $10 million and $20 million for the six months ended June 30, 2025 and 2024, respectively.

Grants of Awards

Options granted during the six months ended June 30, 2025 are summarized as follows:

	Six Months Ended
	June 30, 2025
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty Formula One common stock, Liberty CEO (1)	68	$37.09
Series C Liberty Formula One common stock, subsidiary employees (2)	146	$37.09
Series C Liberty Live common stock, Liberty CEO (1)	24	$30.40
(1)	Grants vest equally over five years. Grants were made in connection with the CEO’s employment agreement.
(2)	Grants vest equally over five years.

The Company did not grant any options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock during the six months ended June 30, 2025.

Also during the six months ended June 30, 2025, the Company granted 178 thousand and 62 thousand time-based RSUs of Series C common stock of Liberty Formula One and Liberty Live, respectively, to our CEO.  The RSUs had a weighted average GDFV of $94.11 per share and $76.45 per share, respectively, and cliff vest on December 15, 2029.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	4,138	$39.53
Granted	214	$94.11
Exercised	(722)	$39.07
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2025	3,630	$42.84	2.4	years	$224
Exercisable at June 30, 2025	3,224	$38.06	1.9	years	$214

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	1,230	$42.68
Granted	24	$76.45
Exercised	(51)	$40.06
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2025	1,203	$43.45	2.7	years	$45
Exercisable at June 30, 2025	1,121	$43.08	2.4	years	$43

As of June 30, 2025, there were no outstanding options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock.

As of June 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $40 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 0.8 years.

As of June 30, 2025, Liberty reserved 3.6 million shares and 1.2 million shares of Series C common stock of Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

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

Excluded from diluted EPS for the three and six months ended June 30, 2025 are approximately 6 million and 3 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Live common stock excluded from diluted EPS for the three and six months ended June 30, 2025, because their inclusion would be antidilutive. Excluded

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

from diluted EPS for the three and six months ended June 30, 2024 are approximately 6 million and 3 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock and 4 million and 3 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	numbers of shares in millions
Basic WASO	250	235	249	235
Potentially dilutive shares (a)	2	3	6	5
Diluted WASO (b)	252	238	255	240
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$382	24	404	101
Adjustments	—	—	(8)	—
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$382	24	396	101

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	numbers of shares in millions
Basic WASO	92	92	92	92
Potentially dilutive shares (a)	—	—	—	—
Diluted WASO	92	92	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	numbers of shares in millions
Basic WASO	NA	327	NA	327
Potentially dilutive shares (a)	NA	47	NA	43
Diluted WASO (b)	NA	374	NA	370
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which could have been settled in shares of Series A Liberty SiriusXM common stock, were dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate.

	Three months ended June 30,			Six months ended June 30,
	2025		2024	2025	2024

		amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	299	NA	498
Adjustments		NA	(74)	NA	(81)
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	225	NA	417

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2025			December 31, 2024
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$774	774	—	2,466	2,466	—
Financial instrument assets	$244	101	143	167	84	83
Debt	$2,405	—	2,405	2,144	—	2,144
Financial instrument liabilities	$90	—	90	138	—	138

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts, interest rate swaps and forward contracts. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. As of June 30, 2025, $130 million of financial instrument assets in the table above, which includes $125 million of foreign currency forward contracts, are included in the current assets line item in the condensed consolidated balance sheet. As of June 30, 2025, $114 million of financial instrument assets included in the table above are included in the other assets line items in the condensed consolidated balance sheet. As of December 31, 2024, $27 million and $140 million of financial instrument assets included in the table above are included in the other current assets and other assets line items, respectively, in the condensed consolidated balance sheet. As of June 30, 2025, financial instrument liabilities in the table above, which are comprised of the Live Nation Forward Contracts, as defined in note 8, are included in other liabilities in the condensed consolidated balance sheet. As of December 31, 2024, financial instrument liabilities in the table above are comprised of foreign currency forward contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Debt measured at fair value (a)	$(252)	66	(253)	(3)
Foreign currency forward contracts	227	8	335	8
Live Nation Forward Contracts	(90)	—	(90)	—
Interest rate swaps	(18)	13	(53)	54
Other	4	—	(3)	7
	$(129)	87	(64)	66
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a gain of $13 million and gain of $30 million for the three months ended June 30, 2025 and 2024, respectively, and a loss of $8 million and a loss of $8 million for the six months ended June 30, 3025 and 2024, respectively. The cumulative change since issuance was a gain of $43 million as of June 30, 2025, net of the recognition of previously unrecognized gains and losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2025 and the carrying amount at December 31, 2024:

	June 30, 2025			December 31, 2024
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Formula One Group
Other	various	NA	$33	33
Total Formula One Group			33	33

Liberty Live Group
Live Nation	30%	$10,536	557	430
Other		NA	32	28
Total Liberty Live Group			589	458

Consolidated Liberty			$622	491

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Formula One Group
Other	$(2)	(2)	(5)	(5)
Total Formula One Group	(2)	(2)	(5)	(5)

Liberty Live Group
Live Nation	69	83	73	63
Other	4	2	4	1
Total Liberty Live Group	73	85	77	64
Consolidated Liberty	$71	83	72	59

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. See note 8 for details regarding the number and fair value of shares pledged as collateral pursuant to the margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”) and the Live Nation Forward Contracts as of June 30, 2025.

Summarized financial information for Live Nation is as follows:

Balance Sheets

	June 30, 2025	December 31, 2024

	amounts in millions
Current assets	$11,823	9,290
Property, plant and equipment, net	2,949	2,442
Intangible assets	1,461	1,366
Goodwill	2,821	2,621
Investments in affiliates	484	504
Other assets	3,612	3,416
Total assets	$23,150	19,639

Current liabilities	$13,458	9,358
Long-term debt, net	4,991	6,177
Other liabilities	2,395	2,159
Redeemable noncontrolling interests	1,378	1,126
Equity	928	819
Total liabilities and equity	$23,150	19,639

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$7,007	6,023	10,389	9,823
Operating expenses:
Direct operating expenses	5,211	4,408	7,466	7,060
Selling, general and administrative expenses	1,003	926	1,782	1,908
Depreciation and amortization	159	138	308	270
Other operating expenses	147	85	232	161
	6,520	5,557	9,788	9,399
Operating income (loss)	487	466	601	424
Interest expense	(72)	(80)	(152)	(161)
Other income (expense), net	5	70	37	192
Earnings (loss) before income taxes	420	456	486	455
Income tax (expense) benefit	(117)	(80)	(137)	(121)
Net earnings (loss)	303	376	349	334
Less net earnings (loss) attributable to noncontrolling interests	60	78	82	91
Net earnings (loss) attributable to Live Nation stockholders	$243	298	267	243

(8) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2025	2025	2024

	amounts in millions
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	636	588
Other	50	50	53
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	2,372	2,350	2,357
Deferred financing costs		(6)	(6)
Total Formula One Group	2,897	3,030	2,992
Liberty Live Group
Corporate level notes and loans:
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,769	1,556
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,150	1,769	1,556
Total debt	$4,047	4,799	4,548
Debt classified as current		(1,803)	(26)
Total long-term debt		$2,996	4,522

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027. As of June 30, 2025, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

2.375% Exchangeable Senior Debentures due 2053 and Live Nation Forward Contracts

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

The assumption of the debentures by Liberty Live in connection with the proposed Liberty Live Split-Off, as described in note 2, entitles the holders of the debentures, for a brief period after the Liberty Live Split-Off, to the right to either put at par or exchange their debentures for shares of Live Nation common stock, or an equivalent cash amount, at the election of Liberty Live, on the terms described in the indenture under which the debentures were issued.

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned subsidiary of Liberty, entered into certain agreements (the “Live Nation Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of approximately 10.5 million shares of Live Nation common stock based on the share prices for such stock over a specified period ended in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of June 30, 2025, approximately 10.5 million shares of the Company’s Live Nation common stock with a value of $1,587 million were pledged as collateral to the Live Nation Forward Contracts. The Live Nation Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate, which is intended to provide a source of liquidity, if needed, to satisfy any puts or exchanges of the debentures. Liberty does not intend to cause LNSPV to receive any such prepayment amounts under the Live Nation Forward Contracts unless necessary to cash settle puts or exchanges made by holders of the debentures. The Live Nation Forward Contracts are attributed to the Liberty Live Group.

As of June 30, 2025, the holders of the 2.375% Exchangeable Senior Debentures due 2053 will have the ability to exchange their debentures for the period from July 1, 2025 to September 30, 2025, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the second quarter of 2025. Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Live Nation common stock, or a combination of cash and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

shares of Live Nation common stock, the 2.375% Exchangeable Senior Debentures due 2053 have been classified as current within the condensed consolidated balance sheets as of June 30, 2025.

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2.0%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2025, availability under the Live Nation Margin Loan was $400 million. As of June 30, 2025, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,357 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty Live Group.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility (collectively, the “Senior Loan Facilities”). The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of June 30, 2025, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B, originally set at 3.25%, stepped down to 3.00% effective May 5, 2023, after a certain leverage test was met as of March 31, 2023. Formula 1 repriced the Term Loan B on October 4, 2023, reducing the margin to 2.25%. On September 19, 2024, the margin for the Term Loan B was reduced to 2.0%, with the potential to permanently step down to 1.75% if a certain leverage test is met after the acquisition of MotoGP. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, among other things, and was fixed at 1.75% for the first year and reduced to 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 6.15% as of June 30, 2025. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $2.4 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of June 30, 2025, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the newly extended Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 1.

Debt Covenants

The Formula 1 Senior Loan Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt and other borrowings contain certain non-financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan and other debt, the Company believes that the carrying amount approximates fair value at June 30, 2025.

(9)  Commitments and Contingencies

Concorde Agreement

The 2021 Concorde Agreement provides, among other things, for the participation of the teams in the F1 Championship and provides for Formula 1 to make certain prize fund payments to the teams. The 2021 Concorde Agreement expires on December 31, 2025 and is made up of two separate documents: (a) the 2021 Concorde Commercial Agreement between Formula 1 and each of the teams; and (b) the 2021 Concorde Governance Agreement between Formula 1, the Fédération Internationale de l’Automobile (“FIA”) and each of the teams.

In March 2025, Formula 1 paid a total of $50 million to the 10 teams currently competing in the F1 Championship as an incentive for signing the 2026 Concorde Commercial Agreement. The 2026 Concorde Commercial Agreement addresses arrangements between Formula 1 and the teams for the F1 Championship seasons covering the period 2026 to 2030, and expires on December 31, 2030. A 2026 Concorde Governance Agreement for the same period is under discussion with the FIA and the teams. The $50 million one-time payment to the teams is excluded from Adjusted OIBDA (as defined below) for the six months ended June 30, 2025.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to the Company’s reportable segments based on financial measures such as revenue, operating expenses (including team payments and other cost of revenue), selling, general and administrative expenses and Adjusted OIBDA.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Formula 1, a reportable segment, is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits with a varying number of Events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the F1 Championship as well as various aspects of its management and administration.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended June 30, 2025
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,032	—	—	1,032
Other revenue	194	145	(30)	309
Total revenue	1,226	145	(30)	1,341
Operating expenses:
Team payments, excluding Concorde incentive payments	(513)	—	—	(513)
Other cost of revenue	(274)	(110)	30	(354)
Selling, general and administrative, excluding stock-based compensation	(78)	(32)	—	(110)
Adjusted OIBDA	$361	3	—	364

	Six months ended June 30, 2025
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,351	—	—	1,351
Other revenue	278	198	(39)	437
Total revenue	1,629	198	(39)	1,788
Operating expenses:
Team payments, excluding Concorde incentive payments	(627)	—	—	(627)
Other cost of revenue	(402)	(152)	39	(515)
Selling, general and administrative, excluding stock-based compensation	(154)	(59)	—	(213)
Adjusted OIBDA	$446	(13)	—	433

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30, 2024
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$739	—	—	739
Other revenue	132	141	(24)	249
Total revenue	871	141	(24)	988
Operating expenses:
Team payments	(435)	—	—	(435)
Other cost of revenue	(210)	(112)	24	(298)
Selling, general and administrative, excluding stock-based compensation	(66)	(25)	—	(91)
Adjusted OIBDA	$160	4	—	164

	Six months ended June 30, 2024
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,202	—	—	1,202
Other revenue	222	185	(34)	373
Total revenue	1,424	185	(34)	1,575
Operating expenses:
Team payments	(598)	—	—	(598)
Other cost of revenue	(333)	(141)	34	(440)
Selling, general and administrative, excluding stock-based compensation	(125)	(47)	—	(172)
Adjusted OIBDA	$368	(3)	—	365

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided.

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,542 million for the remainder of 2025, $2,624 million in 2026, $2,364 million in 2027, $6,050 million in 2028 through 2032, and $1,716 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2025
	Total	Investments
	assets	in affiliates

	amounts in millions
Formula One Group
Formula 1	$9,661	2
Corporate and other	2,974	31
Intergroup elimination	(150)	—
Total Formula One Group	12,485	33
Liberty Live Group
Corporate and other	1,371	589
Total Liberty Live Group	1,371	589
Elimination	(35)	—
Consolidated Liberty	$13,821	622

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Adjusted OIBDA	$364	164	433	365
Concorde incentive payments	—	—	(50)	—
Acquisition costs	(3)	(11)	(14)	(20)
Stock-based compensation	(8)	(7)	(10)	(20)
Depreciation and amortization	(80)	(89)	(157)	(175)
Operating income (loss)	273	57	202	150
Interest expense	(57)	(60)	(112)	(122)
Share of earnings (losses) of affiliates, net	71	83	72	59
Realized and unrealized gains (losses) on financial instruments, net	(129)	87	(64)	66
Other, net	70	26	106	47
Earnings (loss) from continuing operations before income taxes	$228	193	204	200

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the proposed Liberty Live Split-Off (as defined below); our projected sources and uses of cash; fluctuations in interest rates and stock prices; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the historical financial information of the Liberty Formula One Group (the “Formula One Group”) and the Liberty Live Group may not necessarily reflect their results had they been separate companies;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the success of businesses attributed to each of our tracking stock groups and their popularity with audiences;
●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses attributed to our tracking stock groups;
●	our overlapping directors and management with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty Broadband Corporation and GCI Liberty, Inc.;
●	the outcome of pending or future litigation;
●	the operational risks of our subsidiaries and business affiliates with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries and business affiliates to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	the impact of our equity method investment in Live Nation Entertainment, Inc. (“Live Nation”) on our net earnings (loss) and the net earnings (loss) of the Liberty Live Group;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 and MotoGP (as defined below) rely on to operate and the limitations such agreements, commitments and policies impose on Formula 1 and MotoGP;
●	challenges by tax authorities in the jurisdictions where Formula 1 and MotoGP operate;
●	changes in tax laws that affect Formula 1, MotoGP and the Formula One Group;
●	the ability of Formula 1 and MotoGP to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;

●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1 and/or MotoGP;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the risks associated with the Company as a whole and our use of tracking stock groups, even if a holder does not own shares of common stock of both of our groups;
●	market confusion that results from misunderstandings about our capital structure;
●	market price of our tracking stocks may be volatile;
●	we may not pay dividends equally to our tracking stocks or at all;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest;
●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates;
●	challenges related to assessing the future prospects of tracking stock groups based on past performance;
●	our ability to recognize the anticipated benefits from the proposed Liberty Live Split-Off;
●	the possibility that our business may suffer as a result of uncertainty surrounding the proposed Liberty Live Split-Off; and
●	the possibility that the proposed Liberty Live Split-Off may have unexpected costs.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in companies that are engaged in the media and entertainment industries. Formula 1, our most significant operating subsidiary, is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the FIA Formula One World Championship (the “F1 Championship”), an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits with a varying number of events (“Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the F1 Championship as well as various aspects of its management and administration.

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of June 30, 2025. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

Our "Corporate and Other" category includes our consolidated subsidiary QuintEvents, LLC (“QuintEvents”), corporate expenses and investments and related financial instruments in public and private companies.

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

While the Formula One Group and the Liberty Live Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stock have no direct claim to the group's stock or assets and therefore, do not own, by virtue of their ownership of shares of Liberty tracking stock, any equity or voting interest in a public company, such as Live Nation, in which Liberty holds an interest that is attributed to a Liberty tracking stock group, in this case the Liberty Live Group. Holders of tracking stock are also not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

As of June 30, 2025, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1 and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $3,140 million as of June 30, 2025, which included $1,845 million of subsidiary cash.

As of June 30, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of June 30, 2025, the Liberty Live Group had cash and cash equivalents of approximately $308 million.

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

On July 3, 2025, the Company acquired approximately 84% of the equity interests in Dorna Sports, S.L. (“MotoGP”) for a preliminary purchase price of approximately $3.7 billion, funded with cash on hand and borrowings of $1.0 billion under the Incremental Term Loans, as defined in note 8 to the accompanying condensed consolidated financial statements. In December 2024, the Company agreed to pay €126 million of the purchase price to the sellers in order to accommodate the European Commission’s extended regulatory review of the acquisition. The €126 million, paid in January 2025, was considered prepaid purchase consideration and is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. Prior to the acquisition, the Company entered into foreign currency forward contracts for close to the full purchase price. A portion of the foreign currency forward contracts settled on June 30, 2025 and the remainder settled in July 2025. Due to the timing of the acquisition of MotoGP, the initial accounting for the acquisition was not complete at the time the accompanying condensed consolidated financial statements were issued. The Company is in the process of determining the preliminary fair value of the net assets acquired, which will primarily be comprised of goodwill, MotoGP’s rights holder agreement with the Fédération Internationale de Motocyclisme and customer relationships. MotoGP is attributed to the Formula One Group.

On November 13, 2024, the Company announced that it is pursuing a plan to splitoff the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents, certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets attributed to the Liberty Live Group. Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. The Liberty Live Split-Off will be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. (“Liberty Live”). The Company will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live. As a result of the Liberty Live Split-Off, the Company and Liberty Live will be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, will no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is expected to be completed in the second half of 2025 and is intended to be tax-free to stockholders of the Company.

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue
Formula One Group
Formula 1	$1,226	871	1,629	1,424
Corporate and other	145	141	198	185
Intergroup elimination	(30)	(24)	(39)	(34)
Total Formula One Group	1,341	988	1,788	1,575
Consolidated Liberty	$1,341	988	1,788	1,575

Operating Income (Loss)
Formula One Group
Formula 1	293	84	265	220
Corporate and other	(13)	(25)	(52)	(66)
Total Formula One Group	280	59	213	154
Liberty Live Group
Corporate and other	(7)	(2)	(11)	(4)
Total Liberty Live Group	(7)	(2)	(11)	(4)
Consolidated Liberty	$273	57	202	150

Adjusted OIBDA
Formula One Group
Formula 1	361	160	446	368
Corporate and other	8	5	(4)	(1)
Total Formula One Group	369	165	442	367
Liberty Live Group
Corporate and other	(5)	(1)	(9)	(2)
Total Liberty Live Group	(5)	(1)	(9)	(2)
Consolidated Liberty	$364	164	433	365

Revenue.  Our consolidated revenue increased $353 million and $213 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, driven by increases in Formula 1 and QuintEvents revenue. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Operating income (loss).  Our consolidated operating income increased $216 million and $52 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding period in the prior year, primarily driven by improvements in Formula 1 operating results. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Stock-based compensation.    Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $10 million and $20 million of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $40 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 0.8 years.

Acquisition costs. The Company recorded $3 million and $11 million of costs related to corporate acquisitions during the three months ended June 30, 2025 and 2024, respectively, and $14 million and $20 million of costs related to corporate acquisitions during the six months ended June 30, 2025 and 2024, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$273	57	202	150
Depreciation and amortization	80	89	157	175
Stock-based compensation	8	7	10	20
Acquisition costs	3	11	14	20
Concorde incentive payments	—	—	50	—
Adjusted OIBDA	$364	164	433	365

Consolidated Adjusted OIBDA increased $200 million and $68 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in Formula 1’s Adjusted OIBDA. See “Results of Operations—Businesses” below for a more complete discussion of Formula 1’s results of operations.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Interest expense
Formula One Group	$(49)	(53)	(97)	(108)
Liberty Live Group	(8)	(7)	(15)	(14)
Consolidated Liberty	$(57)	(60)	(112)	(122)

Share of earnings (losses) of affiliates, net
Formula One Group	$(2)	(2)	(5)	(5)
Liberty Live Group	73	85	77	64
Consolidated Liberty	$71	83	72	59

Realized and unrealized gains (losses) on financial instruments, net
Formula One Group	$160	(1)	242	47
Liberty Live Group	(289)	88	(306)	19
Consolidated Liberty	$(129)	87	(64)	66

Other, net
Formula One Group	$66	20	100	35
Liberty Live Group	4	6	6	12
Consolidated Liberty	$70	26	106	47

	$(45)	136	2	50

Interest expense. Consolidated interest expense decreased $3 million and $10 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in the average amount of debt outstanding and a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 8 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Formula One Group
Other	$(2)	(2)	(5)	(5)
Total Formula One Group	(2)	(2)	(5)	(5)

Liberty Live Group
Live Nation	69	83	73	63
Other	4	2	4	1
Total Liberty Live Group	73	85	77	64
Consolidated Liberty	$71	83	72	59

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Debt measured at fair value	$(252)	66	(253)	(3)
Foreign currency forward contracts	227	8	335	8
Live Nation Forward Contracts	(90)	—	(90)	—
Interest rate swaps	(18)	13	(53)	54
Other	4	—	(3)	7
	$(129)	87	(64)	66

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Realized and unrealized gains (losses) on Live Nation Forward Contracts (as defined in note 8 to the accompanying condensed consolidated financial statements) are primarily driven by changes in the market price of Live Nation common stock. Changes in realized and unrealized gains (losses) on interest rate swaps are driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps.

Other, net.  Other, net income increased $44 million and $59 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in interest income and gains on the disposition of assets.

Income taxes.  During the three and six months ended June 30, 2025, we had earnings from continuing operations before income taxes of $228 million and $204 million, respectively, and income tax expense of $24 million and income tax benefit of $5 million, respectively. During the three and six months ended June 30, 2024, we had earnings from continuing operations before income taxes of $193 million and $200 million, respectively, and income tax expense of $35 million and $38 million, respectively. For the three months ended June 30, 2025, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable, partially offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate. For the six months ended June 30, 2025, the Company recognized a tax benefit, rather than an expense at the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable.  For the three months ended June 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to tax benefits related to stock-based compensation. For the six months ended June 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to tax benefits related to stock-based compensation and the effect of state income taxes.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $204 million and $209 million for the three and six months ended June 30, 2025, respectively, and $158 million and $162 million for the three and six months ended June 30, 2024, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2025, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2025, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Formula One Group
Formula 1	$1,775
Corporate and other	1,365
Total Formula One Group	$3,140
Liberty Live Group
Corporate and other	$308
Total Liberty Live Group	$308

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the six months ended June 30, 2025, Formula 1 distributed $131 million to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of June 30, 2025, Liberty had $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company and Formula 1 are in compliance with their debt covenants as of June 30, 2025.

	Six months ended
	June 30,
	2025	2024

Cash Flow Information	amounts in millions
Formula One Group cash provided (used) by operating activities	$628	401
Liberty Live Group cash provided (used) by operating activities	(16)	(7)
Net cash provided (used) by operating activities	$612	394
Formula One Group cash provided (used) by investing activities	$(119)	(308)
Liberty Live Group cash provided (used) by investing activities	(1)	108
Net cash provided (used) by investing activities	$(120)	(200)
Formula One Group cash provided (used) by financing activities	$8	6
Liberty Live Group cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$8	6

Liberty’s primary use of cash during the six months ended June 30, 2025 (excluding cash used by Formula 1) was a $131 million extension payment related to the MotoGP acquisition, which is accounted for as prepaid purchase consideration.

During the six months ended June 30, 2025, Formula 1’s primary use of cash was $55 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty's cash (excluding Formula 1’s uses of cash) are the investment in existing or new businesses, including the MotoGP acquisition, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Formula 1’s uses of cash are expected to be distributions to Liberty to help fund the MotoGP acquisition, capital expenditures and debt service payments. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 F1 Championship calendar is scheduled to consist of the same 24 Events that were held in 2024, except in a different order, in part due to the timing of Ramadan. During the three months ended June 30, 2025, there was one additional Event held and a different mix of Events held, as compared to the three months ended June 20, 2024. The same 11 Events were held during both of the six months ended June 30, 2025 and 2024, except in a different order.

Following the acquisition of QuintEvents, Formula 1’s results include intergroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Primary Formula 1 revenue	$1,032	739	1,351	1,202
Other Formula 1 revenue	194	132	278	222
Total Formula 1 revenue	1,226	871	1,629	1,424
Operating expenses:
Cost of Formula 1 revenue, excluding Concorde incentive payments	(787)	(645)	(1,029)	(931)
Selling, general and administrative expenses	(78)	(66)	(154)	(125)
Adjusted OIBDA	361	160	446	368
Concorde incentive payments	—	—	(50)	—
Stock-based compensation	—	(1)	—	(1)
Depreciation and amortization	(68)	(75)	(131)	(147)
Operating income (loss)	$293	84	265	220

Number of Events	9	8	11	11

Primary Formula 1 revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of race promotion fees (earned from granting the rights to host, stage and promote each Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at their Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix), media rights fees (earned from licensing the right to broadcast Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights) and sponsorship fees (earned from the sale of F1 Championship and Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events).

Primary Formula 1 revenue increased $293 million during the three months ended June 30, 2025, as compared to the corresponding period in the prior year, due to the impact of recognizing Event-specific revenue and season-based revenue from one additional Event, the different mix of Events and contractual increases in fees. Primary Formula 1 revenue increased $149 million during the six months ended June 30, 2025, as compared to the corresponding period in the prior year, due to contractual increases in fees across all primary revenue streams. The increases during the three and six months ended June 30, 2025, as compared to the corresponding period in the prior year, were also driven by increases in media rights revenue, due to continued growth in F1 TV subscription revenue and the recognition of one-time revenue associated with the release of the F1 movie, and increases in sponsorship revenue, due to revenue from new sponsors. Race promotion revenue also increased during the six months ended June 30, 2025, as compared to the corresponding period in the prior year, driven by new sprint race fees and growth in F1 Academy and other support race fees.

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

Other Formula 1 revenue increased $62 million during the three months ended June 30, 2025, as compared to the corresponding period in the prior year, due to higher hospitality and experiences revenue, driven by Paddock Club revenue from one additional Event, the different mix of Events and underlying growth at recurring Events. The different number and mix of Events also led to higher revenue from experiences, travel, technical and freight services and the three months ended June 30, 2025 also benefitted from growth in licensing income. Other Formula 1 revenue increased $56 million during the six months ended June 30, 2025, as compared to the corresponding period in the prior year, primarily driven by higher freight income due to the different routes flown and the pass through of increased freight costs, higher hospitality from growing attendance at Paddock Clubs and growth in licensing income.

Cost of Formula 1 revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Team payments, excluding Concorde incentive payments	$(513)	(435)	(627)	(598)
Other costs of Formula 1 revenue	(274)	(210)	(402)	(333)
Cost of Formula 1 revenue, excluding Concorde incentive payments	$(787)	(645)	(1,029)	(931)

Cost of Formula 1 revenue increased $142 million and $98 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Events of the F1 Championship calendar. The increases in team payments during the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year, were attributable to the pro rata recognition of expected increased team payments.

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

Other costs increased $64 million during the three months ended June 30, 2025, as compared to the corresponding period in the prior year, primarily due to the different number and mix of Events, which impacted costs of the Paddock Club, technical, travel and freight services and race promotion costs as well as the recognition of certain commissions and partner servicing costs. Higher costs were incurred servicing the growing F1 TV subscriber base and at Grand Prix Plaza in Las Vegas following the launch of new activations and an increase in other events, compared to the corresponding period in the prior year. Other costs increased $69 million  during the six months ended June 30, 2025, as compared to the corresponding period in the prior year, due to higher freight costs associated with the freight movements required as a result of the different order of Events and cost inflation, higher commissions and partner servicing costs linked to underlying revenue growth, higher Paddock Club costs due to increased attendance, race promotion costs to service new sponsors and higher hosting and other costs of delivering F1 TV to a growing subscriber base. The increase during the six months ended June 30, 2025 was also driven by increased costs from technical activities, travel and new activations and a larger number of other events at Grand Prix Plaza.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs.

Selling, general and administrative expenses increased $12 million and $29 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, due to higher personnel costs and higher marketing costs including, in the six month period, the costs associated with the 75th season launch event.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the six months ended June 30, 2025.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $7 million and $16 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Formula One Group	$172	6.2%	$2,725	4.4%
Liberty Live Group	NA	NA	$1,150	2.4%

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

Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at June 30, 2025 the aggregate value of such security would have been $1,054 million lower.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Risks Relating to the Formula One Group

There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1’s or Dorna Sports, S.L.’s (“MotoGP”) ability to exploit its commercial rights to the FIA Formula One World Championship (the “F1 Championship”) or the FIM Grand Prix World Championship (the “MotoGP Championship”), respectively.

The success of Formula 1 and MotoGP’s businesses and their ability to profitably renew or enter into beneficial new commercial arrangements, including race promotion, media rights and sponsorship contracts, is largely dependent upon the continued popularity of the F1 Championship and the MotoGP Championship, respectively. Similarly, the sponsorship and other revenue generation of the teams that compete in the F1 Championship (the “Formula 1 Teams”) and teams that compete in the MotoGP Championship (the “MotoGP Teams” and, together with the Formula 1 Teams, the “Teams”) are dependent on such continued popularity and, if such revenue decreased, it may impact their ability or willingness to continue participating in the F1 Championship or MotoGP Championship, respectively. The popularity of Formula 1 and MotoGP globally and in particular countries and regions may be influenced by competition from any rival championship and other forms of motor sport or similar entertainment that challenge Formula 1 and MotoGP’s respective positions and reputation as the pinnacle of their respective world motor sports, the continued participation of the leading Teams, the perceived entertainment value of the F1 Championship and the MotoGP Championship, changes in societal views on automobiles and motorcycles more generally and an unfavorable economic climate that may discourage fans from attending Formula 1 events (“Formula 1 Events”) and/or MotoGP events (“MotoGP Events” and, together with Formula 1 Events, “Events”) or make it more difficult to expand into new markets, all of which could change rapidly and cannot be predicted. See “-Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1 or MotoGP, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1 and/or MotoGP.” Formula 1 and MotoGP also face stiff competition from other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources, as well as from the availability of alternative forms of entertainment and leisure activities. Formula 1 and MotoGP each compete for attendance, viewership and advertising with a wide range of alternatives. As a result of the large number of options available, Formula 1 and MotoGP face strong competition for the attention of sports fans.

Further, a scandal that undermines the credibility of either sport, such as a race fixing scandal or accident could also adversely affect the popularity of Formula 1 or MotoGP. In particular regions, the popularity of the F1 Championship and the MotoGP Championship varies depending upon the participation and performance of drivers/riders and Teams from that region. There is no assurance that Formula 1 or MotoGP will be able to compete effectively with other forms of sports or entertainment or that either the F1 Championship or the MotoGP Championship will maintain its popularity either globally or in any particular country or region. Any decrease in the continued popularity of the F1 Championship or the MotoGP Championship may affect Formula 1’s or MotoGP’s ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial conditions, results of operations and prospects, and in turn materially and adversely affect the Formula One Group.

Termination of the 100-Year Agreements could cause Formula 1 to discontinue its operations.

Under the 100-Year Agreements, entered into by Formula 1 and the Fédération Internationale de l’Automobile (the “FIA”) in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the F1 Championship, including its trademarks. This license, which took effect on January 1, 2011 and will expire on December 31, 2110, maintains Formula 1’s exclusive commercial rights to the F1 Championship which Formula 1 held under previous agreements with the FIA, among other things. The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the F1 Championship and require Formula 1 to discontinue use of the F1 Championship trademarks and other intellectual property rights, which would materially and adversely affect the Formula One Group.

Termination of the FIM Agreement could cause MotoGP to discontinue its operations.

Under an agreement (the “FIM Agreement”) between MotoGP and the Fédération Internationale de Motocyclisme (the “FIM”), MotoGP was granted the exclusive right to commercially manage, promote and organize the MotoGP Championship, and all of the FIM’s rights with respect to certain intellectual property related thereto. The FIM Agreement, which will expire on December 31, 2060, sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship. The rights granted under the FIM Agreements are critical to the ongoing operation of MotoGP’s business. MotoGP’s rights under the FIM Agreement can be terminated by the FIM if MotoGP materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights) or undergoes an unpermitted change of control. If the FIM Agreement were terminated in accordance with its terms or the FIM or another person successfully challenged the validity of the rights granted thereunder (or the FIM Agreement as a whole), it could cause MotoGP to discontinue its operations, lead to the termination of substantially all of MotoGP’s commercial contracts, prevent MotoGP from exploiting the commercial rights to the MotoGP Championship and require MotoGP to discontinue use of the MotoGP logo and other intellectual property rights, which would materially and adversely affect the Formula One Group.

Formula 1 Teams may, in certain circumstances, terminate their existing commitment to participate in the F1 Championship or breach their obligations and withdraw.

Formula 1’s ability to effectively stage the F1 Championship depends on the ongoing involvement of its participants. Pursuant to the 2021 Concorde Agreement, each of the current ten Formula 1 Teams have committed to participate in the F1 Championship until December 31, 2025, subject to earlier termination upon the occurrence of certain events. In March 2025, Formula 1 and the ten Formula 1 Teams, as well as the Cadillac F1 Team, which will enter the F1 Championship as the 11th Formula 1 Team in the 2026 season, entered into the 2026 Concorde Commercial Agreement, which addresses certain commercial arrangements between Formula 1 and the Formula 1 Teams for the F1 Championship seasons covering the period 2026 to 2030, and expires on December 31, 2030. Additionally, Formula 1 is in discussions with the FIA and the Formula 1 Teams to enter into a 2026 Concorde Governance Agreement for the same period. Formula 1 cannot provide assurance that the FIA and Formula 1 Teams will enter into the 2026 Concorde Governance Agreement on terms acceptable to Formula 1 or at all, that any of the Formula 1 Teams will commit to participate in the F1 Championship beyond 2030 on terms acceptable to Formula 1 or at all, or that the FIA will enter into a subsequent Concorde Governance Agreement beyond 2030 on terms acceptable to Formula 1 or at all. If any of the Formula 1 Teams cease to participate in the F1 Championship, Formula 1 may attempt to encourage new entrants to the F1 Championship; however, there is no assurance Formula 1 will be successful in attracting new entrants. If such departing Formula 1 Teams were not replaced, it would result in fewer competitors in the F1 Championship as compared to recent seasons, which may impact the perceived entertainment value of the Formula 1 Events.

Even if a Formula 1 Team has committed to participate in the F1 Championship it may be able to exercise termination rights under the 2026 Concorde Commercial Agreement in certain circumstances and withdraw. For additional information regarding the 2021 Concorde Commercial Agreement, see “Item 1. Business-Formula 1-Key Commercial Agreements-Key Provisions” in the 2024 Form 10-K.

A lesser number of Formula 1 Teams may reduce the popularity of Formula 1, which may affect its ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Formula One Group.

Termination of the IRTA Agreements could cause MotoGP to discontinue its operations, and a reduction in the number of MotoGP Teams could reduce the appeal of the MotoGP Championship.

MotoGP’s ability to effectively stage the MotoGP Championship currently depends on the ongoing involvement of its participants. Pursuant to the principal agreement with IRTA SA (“IRTA”), dated January 25, 2021 (the “Principal IRTA Agreement”, collectively with other agreements between MotoGP and IRTA, the “IRTA Agreements”), IRTA, representing all of the MotoGP Teams, agreed to provide MotoGP with services through the end of the 2026 season, subject to earlier termination upon the occurrence of certain events. MotoGP cannot provide assurance that IRTA or any of the MotoGP Teams will commit to participate in the MotoGP Championship beyond the 2026 season, or that IRTA will enter into a subsequent agreement beyond 2026. In addition, any negotiation for an extension to the terms of the Principal IRTA Agreement or the other IRTA Agreements could result in less favorable terms to MotoGP.

Pursuant to the Principal IRTA Agreement, IRTA is responsible for contracting with the MotoGP Teams and each MotoGP Team’s respective riders on an annual basis. Failure on the part of IRTA to satisfy such obligations may reduce the popularity of MotoGP, affecting MotoGP’s ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect the Formula One Group.

A lesser number of teams may reduce the popularity of MotoGP, which may affect its ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect MotoGP’s business, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Formula One Group.

The FIA may take actions that are not in Formula 1’s interest.

The FIA is the governing body of the F1 Championship and a party to the 100-Year Agreements, the 2013 Concorde Implementation Agreement and the 2021 Concorde Governance Agreement. In its capacity as the governing body of the F1 Championship, the FIA must place safety and other sporting concerns over Formula 1’s commercial interests. As a result, the FIA may take actions with respect to safety and sporting standards and regulations that conflict with Formula 1’s interests as the commercial rights holder, including by increasing the cost to F1 Teams of participating in the F1 Championship, diminishing the visual and sonic spectacle of applicable Events, imposing fines on or excluding applicable F1 Teams, cancelling or delaying an applicable Event, withholding approval for the staging of an applicable Event, a new circuit or Formula 1’s proposed season calendar or establishing regulations without the support of the F1 Teams. As a party to the 100-Year Agreements and the 2021 Concorde Governance Agreement, the FIA has certain rights, and the exercise or purported exercise of the FIA’s rights thereunder may conflict with Formula 1’s interests. Any actions taken by the FIA that conflict with Formula 1’s interests may materially and adversely impact Formula 1’s operations and revenue, and in turn may materially and adversely affect the Formula One Group.

The FIM may take actions that are not in MotoGP’s interest.

The FIM is the governing body of the MotoGP Championship. In its capacity as the governing body of the MotoGP Championship. The FIM and MotoGP must mutually agree on changes to the MotoGP Championship. As a result, the FIM may not agree to take actions with respect to the MotoGP Championship that MotoGP, as the commercial rights holder of the MotoGP Championship, feels are in the interest of the commercial aspects of the sport, such as changes to regulations to enhance the appeal of the MotoGP Championship to fans.  The FIM could also take actions, such as withholding approval for the homologation of a circuit or approval of MotoGP’s proposed season calendar. Failure to consent to proposed changes to the MotoGP Championship, other actions by the FIM, may conflict with MotoGP’s interests and may materially and adversely impact MotoGP’s operations and revenue, and in turn may materially and adversely affect the Formula One Group.

Formula 1 and MotoGP may be subject to enforcement actions under competition laws.

As further described in “Item 1.Business-Regulatory Matters” in the 2024 Form 10-K, following an investigation by the European Commission (the “EC”) in 1999 in relation to Formula 1’s compliance with competition laws, Formula 1 modified certain of its business practices and changed the terms of a number of Formula 1’s commercial contracts. Following these modifications and changes, the EC issued two comfort letters to Formula 1 in October 2001 stating that Formula 1 was no longer under investigation. Comfort letters are not binding on the EC and if it believes there has been a material change in circumstances, it could take further enforcement action. The EC issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing its comfort letters and that it had ended its monitoring of Formula 1’s compliance. In adopting practices and concluding commercial contracts (including as to contracts with broadcasters (and the manner in which these rights are offered), contracts with Formula 1 Teams and contracts with promoters), Formula 1 takes into account the modified practices that formed the basis of the EC’s comfort letters.

Formula 1 and MotoGP are also required to comply with general European Union (“E.U.”) and national competition laws, which require Formula 1 and MotoGP at all times to ensure their business practices and agreements are consistent with the operation of competitive markets. Failure to comply with the relevant laws and rules can give rise to challenges by the EC, national competition regulators and other interested parties. In addition, those laws and rules could cause certain of Formula 1 or MotoGP’s commercial contracts to be unenforceable in whole or in part and/or require various terms (including duration, scope and exclusivity) to be modified, and/or Formula 1 or MotoGP could be liable for damages or other sanctions. In August 2024, we received a notification from the Department of Justice, Antitrust Division that an investigation has been opened with respect to Formula 1’s conduct concerning the application by Andretti Formula Racing to enter the F1 Championship. Although we are fully cooperating with the investigation, there can be no assurance of the outcome.

Formula 1 and MotoGP have each separately sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1 and MotoGP’s respective sporting and entertainment businesses, Formula 1 and MotoGP’s respective roles within those businesses and the roles of the counterparties to Formula 1 and MotoGP’s respective commercial contracts. However, given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of EC investigations, challenges or proceedings against Formula 1 or MotoGP. For example, two Formula 1 Teams made a complaint against Formula 1 to the EC in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements. Formula 1 disputed the complaint as being without merit and believed it was a commercial dispute and not one that involved any breach of competition law. Although this particular complaint was withdrawn by the two Formula 1 Teams in early 2018, for the reasons set out above, no assurance can be given that there will not be future EC investigations, challenges or proceedings regarding unasserted matters involving Formula 1 or MotoGP.

Any of the foregoing could materially and adversely affect Formula 1 or MotoGP’s respective business, financial condition, results of operations and prospects, which in turn could materially and adversely affect the Formula One Group.

Formula 1 or MotoGP may be unable to renew, replace or renegotiate on favorable terms one or more of Formula 1 or MotoGP’s respective race promotion, media rights or sponsorship contracts.

Formula 1’s race promotion, media rights and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration.  MotoGP’s race promotion, media rights and sponsorship agreements typically have terms of three to seven years, one to five years and one to five years, respectively. When these contracts expire, Formula 1 or MotoGP may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to Formula 1 or MotoGP contracts may seek to terminate or renegotiate them, and Formula 1 or MotoGP may not be able to replace terminated contracts with contracts on similar terms, or at all, or renegotiate contracts on terms that are as favorable to Formula 1 or MotoGP, respectively. Formula 1 and MotoGP’s respective abilities to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors that Formula 1 and/or MotoGP may not be able to control or predict, including the popularity of Formula 1 and MotoGP, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1 and MotoGP’s respective counterparties. Additionally, many of Formula 1 and MotoGP’s respective race promotion and media rights contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1’s or MotoGP’s negotiations with them. A failure to renew, replace or renegotiate Formula 1’s or MotoGP’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments received by Formula 1 or MotoGP decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1’s or MotoGP’s counterparties and other contractual terms and conditions being introduced that could materially and adversely affect Formula 1’s or MotoGP’s respective business, financial condition, results of operations and prospects, and in turn could materially and adversely affect the Formula One Group.

Formula 1 and MotoGP are exposed to credit-related losses in the event of non-performance by counterparties to Formula 1 and MotoGP’s respective key commercial contracts.

Future payments under Formula 1 and MotoGP’s respective core commercial contracts, including Formula 1 and MotoGP’s respective race promotion, media rights and sponsorship contracts are typically made periodically over the course of several years. Formula 1 and MotoGP’s respective abilities to generate cash flow is heavily dependent on collecting amounts owed to them under these contracts. A change in the credit quality of one or more of Formula 1 or MotoGP’s respective counterparties over the term of their contract with Formula 1 or MotoGP may increase the risk of non-payment. Certain of Formula 1 and MotoGP’s respective counterparties are directly or indirectly governments or agencies thereof, some of which have previously experienced a deterioration in their credit quality. Formula 1 and MotoGP may also generally experience difficulties or be unable to recover payments owed to it by governments or agencies thereof because of their sovereign or semi-sovereign status. Additionally, an appreciation of the U.S. dollar (in the case of Formula 1) or the U.S dollar and/or Euro (in the case of MotoGP) against the functional currencies of Formula 1 and MotoGP’s respective counterparties increases the risk of non-payment. See “-Fluctuations in the value of the U.S. dollar and/or the Euro against the functional currencies of Formula 1 or MotoGP’s respective businesses and Formula 1 or MotoGP’s respective counterparties’ businesses could adversely affect Formula 1 or MotoGP’s respective profitability and the Formula One Group.” The failure of one or more of Formula 1 or MotoGP’s respective counterparties to pay outstanding amounts owed to it could materially and adversely affect Formula 1 or MotoGP’s respective cash flows and results of operation, and in turn could materially and adversely affect the Formula One Group.

Potential challenges by tax authorities in the jurisdictions in which Formula 1 and MotoGP operate could materially and adversely affect Formula 1 and MotoGP’s respective financial results and position and in turn, the Formula One Group.

Formula 1 and MotoGP’s respective taxes are based upon the applicable tax laws and tax rates in effect in the jurisdictions in which they operate and upon the nature of Formula 1 and MotoGP’s respective business arrangements and activities with and in such jurisdictions. When computing their tax obligations in these jurisdictions, Formula 1 and MotoGP each endeavor to apply national and international tax rules consistently and in accordance with generally accepted interpretations and practice. However, such rules, and their application to Formula 1 and MotoGP’s respective businesses, may not be entirely clear in all cases and may be interpreted differently by the applicable tax authorities. There can be no assurance that, upon review of Formula 1 or MotoGP’s respective positions, the applicable tax authorities will agree with such positions. If a tax authority successfully challenges Formula 1 or MotoGP’s respective positions with respect to their business arrangements, intercompany pricing policies, or the taxable presence of subsidiaries in certain jurisdictions, or if Formula 1 or MotoGP lose a material tax dispute in any jurisdiction, then Formula 1 or MotoGP may be exposed to additional tax liabilities and penalties, which may materially and adversely affect their respective financial condition, results of operations and prospects, and in turn may materially and adversely affect the Formula One Group.

Changes in tax laws could adversely affect Formula 1, MotoGP and the Formula One Group.

Formula 1 and MotoGP operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which Formula 1 or MotoGP do business, or in which Formula 1 or MotoGP has significant operations, could adversely affect Formula 1 or MotoGP.

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

In June 2025, the U.S. reached an understanding with the other G7 members that the U.S. would remove a proposed retaliatory tax from the One Big Beautiful Bill Act, which was enacted into law on July 4, 2025, in exchange for an exclusion of U.S. parented groups from certain aspects of the second pillar.  However, this understanding is non-binding and included only the G7 states. Furthermore, significant details regarding the extent of the exclusion and its implementation remain unknown.

Depending on how the jurisdictions in which Formula 1 and/or MotoGP operate, and those in which Liberty and its subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, and depending on the future evolution of the OECD’s “Two Pillar” approach, Formula 1 and/or MotoGP could be adversely affected due to their income being taxed at higher effective rates.

Formula 1 and MotoGP may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 and MotoGP have recently staged Events in a number of new markets and intend to explore further opportunities for expansion. Attracting race promoters to the F1 Championship or MotoGP Championship in such markets on terms that are attractive to Formula 1 and MotoGP, respectively, will be largely dependent on the popularity of the Formula 1 and MotoGP brands in such markets and Formula 1’s and MotoGP’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “-There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1’s or MotoGP’s ability to exploit its commercial rights to the FIA Formula One World Championship (the “F1 Championship”) or the MotoGP Championship, respectively.” Additionally, Formula 1 or MotoGP may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA or FIM, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1 or MotoGP’s respective race promoters which may not be recouped and may generate fees below those received from Events staged in more developed markets.

In addition, under the 2021 Concorde  Agreement and the 2026 Concorde Commercial Agreement, the consent of 70% of the Formula 1 Teams is required if there are more than 24 Formula 1 Events in a season or if there are fewer than eight

Formula 1 Events across Europe and North America combined. See “Item 1. Business-Formula 1-Key Commercial Agreements-Key Provisions” in the 2024 Form 10-K. Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Formula 1 Events (or beginning in 2031, more than 17 Formula 1 Events unless the FIA and Formula 1 make a new agreement on this point). Under the IRTA Agreements, MotoGP must obtain IRTA’s approval to stage more than 22 MotoGP Events. There is no assurance such approvals will be obtained by Formula 1 or MotoGP if sought.

Formula 1 and MotoGP’s respective businesses are subject to laws and regulations including with respect to advertising, media rights and the environment, and changes in and judicial interpretations of such laws and regulations could materially and adversely affect Formula 1, MotoGP and/or the Formula One Group.

Formula 1 and MotoGP’s respective businesses are subject to laws and regulations, including advertising, media rights, environmental and health and safety laws and regulations. Such legal regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1 or MotoGP’s respective businesses and their profitability. A substantial part of Formula 1’s and MotoGP’s, broadcasters’ and the Teams’ revenue come from sponsorship contracts. If new restrictions or bans on advertising specific products or services that are advertised in Formula 1 or MotoGP are introduced, it may reduce Formula 1’s or MotoGP’s or the Teams’ sponsorship revenue or advertising revenue of Formula 1’s or MotoGP’s broadcasters, which in turn may reduce the value of Formula 1 or MotoGP’s respective media rights contracts and impact the Teams’ desire to continue participating in Formula 1 or MotoGP. For example, advertising of alcohol is restricted in certain countries where Events are held. Advertising laws could also be introduced preventing the broadcast of images that include a restricted brand, thereby preventing Formula 1 or MotoGP from licensing television rights in an affected country. Additionally, as Formula 1 and/or MotoGP expand into new markets, local customs, practices and cultural sensitivities may require Formula 1, MotoGP and the Teams to restrict advertising of certain products even if not required by law.

Broadcasting laws could be introduced requiring that Events be broadcast only on free-to-air television, which would prevent Formula 1 and/or MotoGP from entering into pay television contracts in the relevant jurisdiction. Additionally, judicial decisions or other governmental action could interfere with the manner in which Formula 1 and/or MotoGP exploit their respective media rights, including in relation to Formula 1 and MotoGP’s respective segmentation of such rights among different geographic regions.

Environmental laws could also be introduced placing limits on engine design and Event activities. Motor sport has also been banned in certain countries. For example, Switzerland banned motor sport from 1955 to 2007 following an accident at the 24 Hours of Le Mans that killed spectators and a driver. A ban on motor sport in any country where Formula 1 and/or MotoGP hold an Event could result in a reduction in Formula 1 or MotoGP’s respective revenue and as a consequence, may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial condition and prospects, which in turn may materially and adversely affect the Formula One Group.

Events beyond Formula 1’s or MotoGP’s control may cause one or more Events to be cancelled or postponed or prevent Formula 1 or MotoGP from providing an international television feed, each of which could result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 or MotoGP may be unable to provide an international television feed of an Event, due to factors beyond their control, including an inability to transport Formula 1’s, MotoGP’s and the Teams’ equipment to an Event, power failures, natural disasters or extreme weather, geopolitical conditions or international conflicts, parties to Formula 1 or MotoGP race promotion contracts terminating those contracts, embargoes or sanctions, homologation issues, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts. Most recently Formula 1 and MotoGP have had Events cancelled due to severe flooding in the regions where the Events were scheduled to take place, due to circumstances arising from Russia’s invasion of Ukraine (in the case of Formula 1) and other political circumstances in the host country (in the case of MotoGP). MotoGP had to cancel the 2024 India Grand Prix as result of not finding a suitable promoter and the 2024 Kazakhstan Grand Prix due to homologation and Promoter performance issues. During the 2020 and 2021 seasons, a number of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1 and MotoGP’s respective insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 or MotoGP the respective race promotion fees with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 or MotoGP depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1 and MotoGP’s respective broadcast contracts include a provision to reduce the fee payable to Formula 1 or MotoGP if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 for Formula 1 Events and 16 and 20 for MotoGP Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 or MotoGP may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1 or MotoGP’s respective fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 or MotoGP to substitute another Event for the cancelled Event and Formula 1 or MotoGP does so. If an Event is cancelled, Formula 1 and/or MotoGP will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Formula 1 Event weekends or VIP Village, offered at MotoGP Events.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 and/or MotoGP reputational damage.

Racing accidents occur in Formula 1 and MotoGP and their respective support races. Fatal racing accidents have previously occurred at Events and there can be no guarantee that a fatal accident will not occur at a future Event. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and/or MotoGP and decrease their popularity, any of which could materially and adversely affect Formula 1 and/or MotoGP. Accidents can also result in the cancellation of a practice, a qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1 or MotoGP. Formula 1, MotoGP and their respective promoters purchase insurance coverage for each Event. Drivers, riders and Teams also purchase their own insurance coverage. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 and/or MotoGP are held liable for damages beyond the scope of the insurance coverage available to Formula 1 or MotoGP (including the insurance contract procured by the race promoter to include coverage for Formula 1 or MotoGP), Formula 1 or MotoGP’s respective businesses, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the Formula One Group.

Terrorist acts during Events may cause Formula 1 and/ or MotoGP damage and losses that are not covered by insurance.

Formula 1 and MotoGP are high profile sports with global fan bases and Events are attended by a large number of spectators. An Event, like any other major sporting event, could be the target of an actual or threatened terrorist act, either of which could disrupt Formula 1 and/or MotoGP and lead to the cancellation of Events, increase security requirements and result in a decline of spectator attendance at Events. Additionally, persons harmed in any terrorist act may attempt to seek compensation from Formula 1 or MotoGP. The general risk of a terror attack has increased recently in a number of the countries in which Events are held. Formula 1 and MotoGP each purchase a portfolio of annual insurance policies covering the risks of their respective activities, including those undertaken at Events.  Individual race promoters of Formula 1 Events purchase insurance policies to protect their Formula 1 Events, including a primary liability policy that protects Formula 1 and other participants in the event of third-party claims, including those for personal injury, equipment and property damage. Race promoters also place coverage to protect Formula 1 and other participants from claims arising from acts of terrorism or an active assailant attack. In addition to the coverage provided by race promoter purchased policies, Formula 1’s own policies extend to cover both its broadcast and other equipment, and its employer and third-party liability exposures to acts of terrorism, but not active assailant risks.  Individual race promotors of MotoGP Events likewise purchase insurance policies with respect to their MotoGP Events, including all-risk policies to protect MotoGP and other participants in their MotoGP Events.  MotoGP also obtains general liability insurance policies covering its business. However, despite the coverage in place, there can be no assurance that these Formula 1, MotoGP and promoter-placed policies will be adequate at all times and in all circumstances.  If Formula 1 or MotoGP are held liable for damages beyond the scope of their insurance coverage (their own and that arranged by their respective race promoters) and/or is unable to obtain indemnification from the relevant insurer(s), Formula 1 or MotoGP’s respective businesses, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the Formula One Group

Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1 or MotoGP, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1 and/or MotoGP.

In the future, it is possible that a rival motor racing series similar to Formula 1 and/or MotoGP could be established, involving existing Teams and/or different teams or an existing motor sport event could become more popular and become a rival series to Formula 1 and/or MotoGP. Such a rival series could lead to fewer Teams and race circuits in Formula 1 and/or MotoGP, reduce the budget that a Team is willing to spend on its participation in Formula 1 and/or MotoGP, or diminish the competitive position of Formula 1 and/or MotoGP and materially and adversely affect Formula 1 or MotoGP’s respective results of operations and business and, which in turn could materially and adversely affect the Formula One Group. In addition, certain of Formula 1’s commercial contracts could be terminated if Formula 1 ceased to be the premier motor racing series for open wheel single-seater cars. Pursuant to the 2021 Concorde Commercial Agreement and the 2026 Concorde Commercial Agreement, each of the Formula 1 Teams have committed to participate in the F1 Championship until December 31, 2025 and December 31, 2030, respectively, and pursuant to the IRTA Agreements, each of the MotoGP Teams have committed to participate in MotoGP until the end of the 2026 MotoGP season. If rival motor racing series are established (or if an existing series develops into a rival series), this may reduce the popularity of Formula 1 and/or MotoGP, leading to a decline in the value of Formula 1 or MotoGP’s respective commercial contracts, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Formula One Group. See “-There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1’s or MotoGP’s ability to exploit its commercial rights to the FIA Formula One World Championship (the “F1 Championship”) or the MotoGP Championship, respectively” and “-Formula 1 Teams may, in certain circumstances, terminate their existing commitment to participate in the F1 Championship or breach their obligations and withdraw.”

Changes in consumer viewing habits and the emergence of new content distribution platforms could adversely affect Formula 1 or MotoGP’s respective businesses and the Formula One Group.

The manner in which consumers view televised sporting events is changing rapidly with the emergence of alternative distribution platforms. Digital cable, internet and wireless content providers are continuing to improve technologies, content offerings, user interfaces and business models that allow consumers to access video-on-demand or internet-based tools with interactive capabilities including start, stop and rewind. Formula 1 and MotoGP’s respective exclusive commercial rights place no limits on the platforms on which they can operate, including online. However, such developments may affect the profitability or effectiveness of Formula 1 or MotoGP’s respective existing licensing practices and there is no guarantee that Formula 1 or MotoGP will be successful in adapting their respective licensing practices and/or media platforms as consumer viewing habits change. If either Formula 1 or MotoGP is unsuccessful in adapting its licensing practices and/or media platforms as consumer viewing habits change, Formula 1 or MotoGP’s viewership levels (whether on traditional or new platforms) may decrease and/or their respective licensing practices may become less profitable, leading to the possibility of a reduction in the value of their media rights and sponsorship contracts. Any reduction in the value of Formula 1 or MotoGP’s respective commercial rights and/or contracts may materially and adversely affect their respective revenues, business, financial condition, results of operations and prospects, which in turn may materially and adversely affect the Formula One Group. While Formula 1 and MotoGP’s monetization of their respective television rights has increased in recent years, there can be no assurance that such increases will continue or that Formula 1 or MotoGP’s level of such monetization will be comparable to that of other sporting events.

If confidential information regarding Formula 1 or MotoGP’s respective business arrangements is disclosed or leaked, it could affect Formula 1 or MotoGP’s relationships with counterparties and/or Teams and result in less favorable commercial contracts and adversely affect Formula 1 or MotoGP’s respective businesses and the Formula One Group.

The success of Formula 1 and MotoGP’s respective businesses depend on maintaining good relationships with Formula 1 and MotoGP’s respective counterparties (including race promoters, broadcasters and sponsors) and the Teams and entering into race promotion, media rights, sponsorship and other commercial contracts on favorable terms. If confidential information regarding Formula 1 or MotoGP’s respective business arrangements with their counterparties and/or the Teams were to be disclosed or leaked, it could harm Formula 1 or MotoGP’s relationships with those parties and result in less favorable terms in their respective commercial contracts, including with respect to pricing and adversely affect their respective businesses, results of operation, financial condition and prospects, which in turn could materially and adversely affect the Formula One Group.

Formula 1 and MotoGP depend on trademarks, copyrights and intellectual property.

Formula 1 and MotoGP rely on certain trademarks, copyrights and other intellectual property to protect their rights, including their brands, logos and television footage. The existence of complex factual and legal issues may give rise to uncertainty as to the validity or subsistence, scope and enforceability of a particular trademark, copyright or other intellectual property or contractual right in a particular jurisdiction. While historically Formula 1 and MotoGP have been widely transmitted by free-to-air television, which reduced their attractiveness as targets for piracy and other infringement, Formula 1 and MotoGP are increasingly transmitted by pay TV operators, which are greater targets for piracy. Formula 1 and MotoGP’s respective intellectual property, and in particular the Formula 1 and MotoGP brands (including the F1 and MotoGP logos) and television footage are potential targets for counterfeiting, piracy and other infringement. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital pirating and distribution of televised sporting events easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. If Formula 1 and/or MotoGP are unsuccessful in preventing widespread piracy and illegal live streaming of Events in the future, these activities could result in lost revenue and a reduction in the value of Formula 1 or MotoGP’s respective media rights, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, results of operation, financial condition and prospects, and in turn may materially and adversely affect the Formula One Group. Further, the availability of certain artificial intelligence tools could facilitate the creation of infringing works based on the unauthorized use of our and our business affiliates’ intellectual property. The legal landscape for some new technologies, including some artificial intelligence tools, remains uncertain and development of the law in this area could impact our and our business affiliates’ intellectual property.

Formula 1 and MotoGP’s processing, storing, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.

Formula 1 and MotoGP each receive, transmit and store a large volume of personal data and other user data, primarily in the processing of consumer transactions and managing their employees. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Formula 1 and MotoGP, respectively. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal data and user data. Specifically, personal data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, which are intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal data and restricts transfer of personal data to countries that are deemed not to have adequate protection, such as the U.S. For transfers to the U.S., companies have to rely on standard contractual clauses (“SCCs”) or the new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. Following the United Kingdom’s (“U.K.”) withdrawal from the E.U., on June 28, 2021, the EC determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area.  As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.  Although the original adequacy decision was due to expire in June 2025, it has been extended until December 2025 to allow the EC to assess the impact of the U.K.’s new Data (Use and Access) Act 2025. At present, digital activities involving user tracking, such as through cookies and similar technologies, are governed by a fragmented and evolving legal landscape across the

E.U., U.K., and U.S. In the U.S., there has been a notable rise in consumer class action lawsuits under state-level wiretapping laws and the federal Video Privacy Protection Act, particularly targeting the unauthorized sharing of user data with third parties. Meanwhile, in the E.U., the timeline for the adoption of the ePrivacy Regulation, which aims to introduce stricter rules on cookies and other tracking technologies, remains uncertain. Other than GDPR and U.K. GDPR, similar stringent data privacy laws have been enacted across a number of countries, including  Brazil, China, Japan, South Korea, India, United Arab Emirates, Saudi Arabia and Qatar. There is also an increasing trend of countries restricting cross-border data flows, requiring closer scrutiny on how this may impact Formula 1 and/or MotoGP’s ability to collect and transfer personal information

California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in March 2023. The CPPA also finalized new regulations in July 2025 that would require certain companies to conduct risk assessment, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision-making technology. These proposed new requirements could increase Formula 1 and MotoGP’s costs of compliance and impact their operations and the products and services they offer. Since the enactment of the CCPA, multiple states have enacted data privacy laws that are currently in effect or will take effect in 2025 and 2026.

In addition to broad consumer privacy laws, states in the U.S. are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where Formula 1 and/or MotoGP operate (including social media platforms) may have separate policies that limit its use of personal information that Formula 1 or MotoGP collect through their operation on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Formula 1’s or MotoGP’s failure, and/or the failure by the various third party vendors and service providers with which they do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where Formula 1 or MotoGP conduct their respective businesses, or any compromise of security that results in the unauthorized release of personal information or other user data could damage their reputation and the reputation of their respective third party vendors and service providers, discourage potential fans, result in fines and/or proceedings by governmental agencies and/or fans and/or result in limits on Formula 1’s or MotoGP’s use of personal information in the operation of their respective businesses, any one or all of which could adversely affect Formula 1 or MotoGP’s respective businesses, financial condition and results of operations. In addition, Formula 1 or MotoGP may not have adequate insurance coverage to compensate for losses.

The terms of Formula 1 and MotoGP’s respective indebtedness may limit its financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	make any payment in respect, or on account of, indebtedness owing to Liberty or certain of its affiliates;
●	in certain circumstances, make any payment or distribution in respect, or on account of, intra-group debt;
●	issue or sell capital stock;
●	acquire assets or make investments;
●	sell assets (including capital stock of subsidiaries);
●	create liens;
●	enter into sale and leaseback or finance lease transactions;
●	acquire an interest in or invest in any joint venture;

●	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
●	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make intra-group loan repayments, loan repayments or loans;
●	effect a consolidation or merger;
●	amend material commercial contracts; and
●	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

Covenants contained in the agreements governing MotoGP’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	sell assets (including capital stock of its subsidiaries);
●	create liens;
●	enter into transactions with affiliates; and
●	effect consolidations or mergers.

Formula 1 and/or MotoGP may also be required to repay their respective credit facilities upon the occurrence of certain events. Neither Formula 1 nor MotoGP can give any assurance that they will be able to finance such a repayment. Failure to comply with an obligation to repay such credit facilities would result in an event of default which could materially and adversely affect Formula 1 and/or MotoGP and the Formula One Group.

These restrictive covenants could limit Formula 1 and/or MotoGP’s ability to pursue their respective growth plans, restrict Formula 1 and/or MotoGP’s flexibility in planning for, or reacting to, changes in their respective businesses and industries and increase Formula 1 and/or MotoGP’s vulnerability to adverse economic and industry conditions. Formula 1 and/or MotoGP may enter into additional financing arrangements in the future, which could further restrict Formula 1 and/or MotoGP’s flexibility.

Fluctuations in the value of the U.S. dollar and/or the Euro against the functional currencies of Formula 1 or MotoGP’s respective businesses and Formula 1 or MotoGP’s respective counterparties’ businesses could adversely affect Formula 1 or MotoGP’s respective profitability and the Formula One Group.

In 2024, a significant proportion of Formula 1 and MotoGP’s revenue and costs were denominated in U.S. dollars and the Euro, respectively. Formula 1 and MotoGP also operate in a number of other currencies, most notably the pound sterling There may be a mismatch between the amount of a local currency Formula 1 and/or MotoGP generate in revenue and incur in expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 and MotoGP occasionally use derivatives to hedge their respective exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currency or the U.S. dollar or Euro against MotoGP’s functional currencies could affect their profitability. Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. and international policy changes and uncertainty resulting from such changes. Additionally, most payments Formula 1 and MotoGP receive from their respective counterparties under their respective commercial contracts are denominated in U.S. dollars and the Euro, respectively, while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar (in the case of Formula 1) or the U.S. dollar or Euro (in the case of MotoGP), against the functional currencies of Formula 1 or MotoGP’s respective counterparties whose revenue is denominated in a currency other than U.S. dollars or Euros, increases the cost of their payments to Formula 1 and MotoGP in their respective functional currencies and the risk that they will not make their payments to Formula 1 or MotoGP or cause them to request Formula 1 or MotoGP enter into a new contract with such counterparty, which could affect Formula 1 or MotoGP’s respective profitability and financial position, and in turn could impact the Formula One Group. See “-Formula 1 and MotoGP are exposed to credit-related losses in the event of non-performance by counterparties to Formula 1 and MotoGP’s respective key commercial contracts.”

The Formula 1 Teams have certain governance rights under the 2021 Concorde Agreement and the 2026 Concorde Commercial Agreement that may limit or, at a minimum, influence actions that Liberty may seek to cause Formula 1 to take.

The Formula 1 Teams are entitled to certain consent rights under the 2021 Concorde Agreement and/or the 2026 Concorde Commercial Agreement, including in relation to the number of Formula 1 Events in a season exceeding 24 or if there are fewer than eight Formula 1 Events across Europe and North America combined and the introduction of new sporting and technical regulations applying to the F1 Championship. The interests or opinions of the Formula 1 Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of Liberty. In such event, the Formula 1 Teams may be able to block these actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty Formula One common stock or Liberty Live common stock during the three months ended June 30, 2025. As of June 30, 2025, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended June 30, 2025, no shares of Liberty Formula One common stock or Liberty Live common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Senior Facilities Agreement, dated March 2, 2022, by and among Dorna Sports, S.L., BNP Paribas S.A., as agent and security agent, and the other financial institutions party thereto.*
10.2	Form of Master Forward Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2025 (File No. 001-35707)).
10.3	TLA Incremental Facility Commitment Letter, dated July 1, 2025, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto.*
10.4	TLB Incremental Facility Commitment Letter, dated July 1, 2025, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto.*
10.5	Incremental Facility Notice, dated July 4, 2025, by and among Dorna Sports, S.L., BNP Paribas S.A., as agent and security agent, and the other financial institutions party thereto.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Unaudited Attributed Financial Information for Tracking Stock Groups*
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 7, 2025	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	August 7, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer