Form 10-Q
period 2025-09-30
Liberty Media Corp
filed 2025-11-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2025 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,990,946	2,428,597	223,634,694
Liberty Live common stock	25,573,685	2,530,951	63,797,970

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,588	2,956
Trade and other receivables, net	303	114
Other current assets	468	277
Total current assets	2,359	3,347
Investments in affiliates, accounted for using the equity method (note 8)	741	491

Property and equipment, at cost	1,029	1,007
Accumulated depreciation	(202)	(197)
	827	810

Goodwill	7,200	4,134
Intangible assets subject to amortization, net	5,267	2,689
Deferred income tax assets	799	760
Other assets	628	717
Total assets	$17,821	12,948

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$474	648
Current portion of debt, including $1,873 million and zero measured at fair value, respectively (note 9)	1,915	26
Deferred revenue	1,090	267
Financial instrument liabilities (note 7)	1	138
Other current liabilities	46	54
Total current liabilities	3,526	1,133
Long-term debt, including $628 million and $2,144 million measured at fair value, respectively (note 9)	5,122	4,522
Deferred income tax liabilities	660	—
Other liabilities	423	242
Total liabilities	$9,731	5,897

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2025	December 31, 2024

	amounts in millions,
	except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 4)	$692	—

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,990,946 shares at September 30, 2025 and 23,987,941 shares at December 31, 2024 (note 3)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,572,802 shares at September 30, 2025 and 25,568,345 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,428,597 shares at September 30, 2025 and 2,431,602 shares at December 31, 2024 (note 3)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,531,834 shares at September 30, 2025 and 2,536,291 shares at December 31, 2024 (note 3)	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 223,634,694 shares at September 30, 2025 and 222,839,968 shares at December 31, 2024 (note 3)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,797,014 shares at September 30, 2025 and 63,728,403 shares at December 31, 2024 (note 3)	1	1
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(67)	(153)
Retained earnings	7,440	7,179
Total stockholders' equity	7,376	7,029
Noncontrolling interests in equity of subsidiaries	22	22
Total equity	7,398	7,051
Commitments and contingencies (note 10)
Total liabilities and equity	$17,821	12,948

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions,
	except per share amounts
Revenue:
Motorsport revenue	$1,024	848	2,627	2,251
Other revenue	61	63	246	235
Total revenue	1,085	911	2,873	2,486
Operating costs and expenses:
Cost of motorsport revenue (exclusive of depreciation shown separately below)	631	554	1,696	1,472
Other cost of sales	33	41	160	161
Selling, general and administrative, including stock-based compensation (note 5)	140	118	363	310
Acquisition costs	14	3	28	23
Depreciation and amortization	118	88	275	263
	936	804	2,522	2,229
Operating income (loss)	149	107	351	257
Other income (expense):
Interest expense	(86)	(62)	(198)	(184)
Share of earnings (losses) of affiliates, net (note 8)	121	116	193	175
Realized and unrealized gains (losses) on financial instruments, net (note 7)	(160)	(55)	(224)	11
Other, net	(1)	29	105	76
	(126)	28	(124)	78
Earnings (loss) from continuing operations before income taxes	23	135	227	335
Income tax (expense) benefit	(10)	(3)	(5)	(41)
Net earnings (loss) from continuing operations	13	132	222	294
Net earnings (loss) from discontinued operations (note 2)	—	(3,002)	—	(2,412)
Net earnings (loss)	13	(2,870)	222	(2,118)
Less net earnings (loss) attributable to the noncontrolling interests	—	(502)	—	(410)
Net earnings (loss) attributable to Liberty stockholders	$13	(2,368)	222	(1,708)

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$66	117	470	218
Liberty Live common stock	(53)	15	(248)	76
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	—	(2,500)	—	(2,002)
	$13	(2,368)	222	(1,708)

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2025		2024	2025	2024
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.26	0.48	1.88	0.92
Series A, B and C Liberty Live common stock		$(0.58)	0.16	(2.70)	0.83
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	(7.65)	NA	(6.12)
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty Formula One common stock		$0.24	0.48	1.79	0.90
Series A, B and C Liberty Live common stock		$(0.58)	0.16	(2.70)	0.83
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 3 and 5):
Series A, B and C Liberty SiriusXM common stock	$	NA	(7.65)	NA	(6.16)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$13	(2,870)	222	(2,118)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4	8	40	6
Credit risk on fair value debt instruments gains (losses)	11	(45)	4	(50)
Share of other comprehensive earnings (loss) of equity affiliates	(1)	(13)	42	(48)
Other comprehensive earnings (loss) from continuing operations	14	(50)	86	(92)
Other comprehensive earnings (loss) from discontinued operations	—	(11)	—	(40)
Comprehensive earnings (loss)	27	(2,931)	308	(2,250)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	(502)	—	(410)
Comprehensive earnings (loss) attributable to Liberty stockholders	$27	(2,429)	308	(1,840)

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$72	121	508	217
Liberty Live common stock	(45)	(39)	(200)	(15)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty SiriusXM common stock	NA	(2,511)	NA	(2,042)
	$27	(2,429)	308	(1,840)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$222	(2,118)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	2,412
Depreciation and amortization	275	263
Stock-based compensation	18	27
Share of (earnings) loss of affiliates, net	(193)	(175)
Realized and unrealized (gains) losses on financial instruments, net	224	(11)
Deferred income tax expense (benefit)	(64)	44
Intergroup tax allocation	—	(98)
Intergroup tax (payments) receipts	—	131
Other, net	(1)	21
Changes in operating assets and liabilities
Current and other assets	(262)	(71)
Payables and other liabilities	566	151
Net cash provided (used) by operating activities	785	576
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(23)	(10)
Cash proceeds from dispositions	26	107
Cash (paid) received for acquisitions, net of cash acquired	(3,267)	(205)
Capital expended for property and equipment, including internal-use software and website development	(58)	(52)
Cash proceeds from foreign currency forward contracts	3,700	—
Cash paid for foreign currency forward contracts	(3,503)	—
Other investing activities, net	(13)	(12)
Net cash provided (used) by investing activities	(3,138)	(172)
Cash flows from financing activities:
Borrowings of debt	1,748	644
Repayments of debt	(746)	(683)
Issuance of Series C Liberty Formula One common stock	—	939
Other financing activities, net	(12)	43
Net cash provided (used) by financing activities	990	943
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	12	1
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	879
Cash provided (used) by investing activities	—	(709)
Cash provided (used) by financing activities	—	(485)
Net cash provided (used) by discontinued operations	—	(315)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,351)	1,033
Cash, cash equivalents and restricted cash at beginning of period	2,963	2,028
Cash, cash equivalents and restricted cash at end of period	$1,612	3,061

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024

	amounts in millions
Cash and cash equivalents	$1,588	2,956
Restricted cash included in other current assets	—	7
Restricted cash included in other assets	24	—
Total cash, cash equivalents and restricted cash at end of period	$1,612	2,963

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363
Net earnings (loss)	—	—	—	—	—	—	—	—	—	13	—	13
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	—	—	—	8	—	—	—	8
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	1	—	—	—	1
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	(7)	—	7	—	—
Other, net	—	—	—	—	—	—	—	(2)	—	1	—	(1)
Balance at September 30, 2025	$—	—	—	2	—	—	1	—	(67)	7,440	22	7,398

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	222	—	222
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	86	—	—	86
Stock-based compensation	—	—	—	—	—	—	—	18	—	—	—	18
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(7)	—	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	29	—	—	—	29
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	(37)	—	37	—	—
Other, net	—	—	—	—	—	—	—	(3)	—	2	—	(1)
Balance at September 30, 2025	$—	—	—	2	—	—	1	—	(67)	7,440	22	7,398

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2024	$—	—	—	2	—	—	1	1	—	2	1,387	(57)	15,724	3,147	20,207
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(2,368)	(502)	(2,870)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	(61)
Liberty SiriusXM Holdings Split-Off				—	—	—	—	(1)	—	(2)	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock				—	—	—	—	—	—	—	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	48	—	—	7	55
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(16)	—	—	—	(16)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Reclassification of additional paid-in capital				—	—	—	—	—	—	—	5,832	—	(5,832)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	(3)	—	(4)	30	23
Balance at September 30, 2024	$—	—	—	2	—	—	1	—	—	—	—	(87)	7,520	23	7,459

	Stockholders' equity
												Accumulated		Noncontrolling
											Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty SiriusXM			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	—	—	2	—	—	1	1	—	2	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	(1,708)	(410)	(2,118)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	(130)	—	(2)	(132)
Liberty SiriusXM Holdings Split-Off	—	—	—	—	—	—	—	(1)	—	(2)	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock	—	—	—	—	—	—	—	—	—	—	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	151	—	—	24	175
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	(47)	—	—	—	(47)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(52)	(52)
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	—	—	—	5,832	—	(5,832)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	(5)	—	(1)	55	49
Balance at September 30, 2024	$—	—	—	2	—	—	1	—	—	—	—	(87)	7,520	23	7,459

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

Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the motorsport and live entertainment industries, with events held worldwide and operations primarily headquartered in the United Kingdom, Spain and the United States. Liberty’s most significant subsidiaries include Delta Topco Limited (the parent company of Formula 1) and Dorna Sports, S.L. (“MotoGP”). Our most significant investment accounted for under the equity method is Live Nation Entertainment, Inc. (“Live Nation”).

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

Liberty has entered into certain agreements with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (“GCI Liberty”), Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Sirius XM Holdings and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are or were (in the case of TripCo) separate publicly traded companies, in order to govern our relationships with these companies. None of these companies has any stock ownership, beneficial or otherwise, in any of the others.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings only), Services Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty, TripCo and Atlanta Braves Holdings only), Facilities Sharing Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty, TripCo and Atlanta Braves Holdings only), Tax Sharing Agreements (in the case of Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband, GCI Liberty and Atlanta Braves Holdings only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings were terminated and members of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions).

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband, Liberty Sirius XM Holdings and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, Liberty Broadband, GCI Liberty, TripCo until April 29, 2025 and Atlanta Braves Holdings. Pursuant to the Services Agreements, Liberty provides QVC Group, Liberty Broadband, GCI Liberty, Atlanta Braves Holdings and TripCo until April 29, 2025, with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, Liberty Broadband, GCI Liberty, Atlanta Braves Holdings and TripCo (until April 29, 2025) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and, in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Liberty Broadband, GCI Liberty, Atlanta Braves Holdings and TripCo (until April 29, 2025) reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group have transitioned various general and administrative services previously provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, during the first half of 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $3 million and $7 million of these allocated expenses were reimbursed to Liberty during the three months ended September 30, 2025 and 2024, respectively, and $12 million and $18 million during the nine months ended September 30, 2025 and 2024, respectively.

Effective November 3, 2025, the Services Agreement with Atlanta Braves Holdings was terminated.

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with the Fédération Internationale de l’Automobile (“FIA”) Formula One World Championship (the “F1 Championship”) race events (“Formula 1 Events”) that take place in different countries around the world throughout the year. Formula 1 Events in the past have generally taken place between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

MotoGP recognizes the majority of its revenue and expenses in connection with the Fédération Internationale de Motocyclisme (“FIM”) Grand Prix World Championship (the “MotoGP Championship”) race events (“MotoGP Events”) that take place in different countries around the world throughout the year. MotoGP Events in the past have generally taken place between March and November each year. As a result, the revenue and expenses recognized by MotoGP are generally higher during the second and third quarters as compared to the first and fourth quarters.

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

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024

	amounts in millions
Revenue	$1,664	6,004
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	792	2,852
Operating expense	122	461
Selling, general and administrative	297	1,030
Impairment, restructuring and acquisition costs	3,322	3,339
Depreciation and amortization	110	421
	4,643	8,103
Operating income (loss)	(2,979)	(2,099)
Other income (expense):
Interest expense	(94)	(349)
Other, net	8	122
	(86)	(227)
Earnings (loss) from discontinued operations before income taxes	(3,065)	(2,326)
Income tax (expense) benefit	63	(86)
Net earnings (loss) from discontinued operations	(3,002)	(2,412)
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	(502)	(410)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(2,500)	(2,002)

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

The Liberty Formula One common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Formula One Group, which as of September 30, 2025 include Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As of September 30, 2025, the Formula One Group had cash and cash equivalents of approximately $1,291 million, which included $825 million of subsidiary cash.

The Liberty Live common stock is intended to track and reflect the separate economic performance of the businesses, assets and liabilities attributed to the Liberty Live Group. As of September 30, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of September 30, 2025, the Liberty Live Group had cash and cash equivalents of approximately $297 million.

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

On November 13, 2024, the Company announced that it is pursuing a plan to splitoff the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents, interests in certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for interests in certain

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

other private assets. Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. The Liberty Live Split-Off will be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. (“Liberty Live”). The Company will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live. As a result of the Liberty Live Split-Off, the Company and Liberty Live will be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, will no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is currently expected to be completed on December 15, 2025 and is intended to be tax-free to stockholders of the Company.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

(4)  Acquisition of MotoGP

On July 3, 2025 (the “Closing Date”), in alignment with our motorsport strategy, the Company acquired approximately 84% of the equity interests in MotoGP for a preliminary purchase price of approximately $3,659 million (approximately €3,122 million), funded with cash on hand and borrowings of $1.0 billion under the Incremental Term Loans, as defined in note 9. Following the acquisition of MotoGP, approximately 16% of the equity interests in MotoGP continue to be owned by certain of the sellers (the “Rollover Sellers”).

The total acquisition consideration for the MotoGP acquisition was denominated in Euros as required by the purchase agreement. Prior to the acquisition, the Company entered into foreign currency forward contracts for close to the full purchase price. A portion of the foreign currency forward contracts settled on June 30, 2025 and the remainder settled in July 2025.

In January 2025, the Company paid a portion of the acquisition consideration of approximately $131 million (approximately €126 million) in cash to the sellers to accommodate the European Commission’s extended regulatory review of the acquisition. On the Closing Date, the Company paid additional closing consideration of approximately $3,511 million (approximately €2,996 million) in cash. The €126 million was considered prepaid purchase consideration and was translated from Euros to U.S. dollars as of the Closing Date and was included in other assets as of December 31, 2024.  The final translated amount of $148 million is the acquisition date fair value of the prepaid purchase consideration, with the difference of $17 million from the translation recorded in accumulated other comprehensive income (loss), net of taxes on the condensed combined balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The preliminary acquisition price allocation for MotoGP is as follows:

Prepaid consideration	$148
Closing consideration	3,511
Total acquisition consideration	$3,659

Cash and cash equivalents	$375
Goodwill	3,059
Intangible assets subject to amortization, net	2,789
Other assets	150
Deferred revenue	(106)
Long-term debt	(1,140)
Deferred income tax liabilities	(670)
Other liabilities	(107)
Redeemable noncontrolling interests in equity of subsidiary	(691)
Total acquisition consideration	$3,659

The calculated value assigned to intangible assets has been estimated by management utilizing a third-party preliminary valuation report utilizing valuation techniques including the income, cost and market approaches. The Company has preliminarily identified goodwill, MotoGP’s rightsholder agreement with the FIM and customer relationships as the primary intangible assets. The FIM rightsholder agreement ($1,653 million with an estimated useful life of approximately 36 years) was valued utilizing the relief-from-royalty method. The customer relationship assets ($1,130 million with an estimated useful life of approximately 19 years) were valued utilizing the multi-period excess earnings method, which is a specific application of the discounted cash flow method. Goodwill is calculated as the excess of the consideration transferred over the (i) identifiable net assets acquired and (ii) fair value of the redeemable noncontrolling interests and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. None of the acquired goodwill is expected to be deductible for U.S. income tax purposes. As of September 30, 2025, the valuation related to the acquisition of MotoGP is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities, redeemable noncontrolling interests and tax balances.

As part of the MotoGP acquisition, the Company and the Rollover Sellers entered into a shareholders’ agreement that became effective on the Closing Date (the “Shareholders’ Agreement”).  The Shareholders’ Agreement provides for, among other things, the liquidity rights of the Rollover Sellers with respect to the transfer of approximately 16% of the equity interests in MotoGP that continued to be owned by the Rollover Sellers subsequent to the Closing Date. The Shareholders’ Agreement provides for certain put and call rights in favor of the Rollover Sellers and the Company. The Rollover Sellers have the right to cause the Company to acquire the equity interests of MotoGP held by the Rollover Sellers as follows: (i) one-third following the third anniversary of the Closing Date, (ii) two-thirds following the fifth anniversary of the Closing Date, less any equity interests previously acquired by the Company, and (iii) all remaining equity interests held following the sixth anniversary of the Closing Date.  Additionally, from and after the eighth anniversary of the Closing Date, the Company has an annual call right to acquire any or all remaining equity interests held by the Rollover Sellers and the Rollover Sellers have an annual put right to cause the Company to acquire any or all remaining equity interests held by the Rollover Sellers.  The price to be paid by the Company to acquire any equity interests from the Rollover Sellers will be equal to the fair market value with such fair market value determined in accordance with the terms of the Shareholders’ Agreement.  Upon the exercise of any put or call right, the Company is permitted to satisfy up to 50% of such consideration

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

payable in the form of the delivery of unregistered shares of Series C Liberty Formula One common stock with the remaining consideration payable in cash.  Since the potential redemption of the MotoGP equity interests held by the Rollover Sellers is not within the control of the Company and any redemption must also involve the use of cash, the Company accounts for the noncontrolling interest in MotoGP as a redeemable noncontrolling interest outside of permanent equity.

The redeemable noncontrolling interest is initially recorded at fair value as part of the acquisition accounting. The fair value of the redeemable noncontrolling interest was derived from a model contractually defined in the Shareholders’ Agreement using observable market data as the significant inputs (Level 2). The carrying value of the redeemable noncontrolling interest at each reporting period is the higher of (i) the cumulative amount that would result from applying the measurement guidance in Accounting Standards Codification Topic 810, Consolidation (“ASC 810”) (i.e., the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss – as well as its share of other comprehensive income or loss – and dividends) or (ii) the redemption value. As the redeemable noncontrolling interest represents a common-share redeemable noncontrolling interest redeemable at fair value, any changes to the redemption value in excess of the cumulative amount that would result from applying the measurement guidance in ASC 810 are recorded directly to retained earnings, when necessary. As the adjustment is recorded directly to retained earnings, there are no related impacts when calculating basic or diluted earnings per share.

The redeemable noncontrolling interest is not redeemable as of September 30, 2025, but it is probable it will become redeemable in the future solely based on the passage of time, as discussed above, with respect to the various anniversary dates following the Closing Date where the Rollover Sellers have the right to cause the Company to acquire the redeemable noncontrolling interest. Since it is probable the noncontrolling interest will become redeemable, the Company’s accounting policy is to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of the reporting period, in periods that the redemption value is higher than the cumulative amount that would result from applying the measurement guidance in ASC 810.  This accounting policy method views the end of each reporting period as if it were also the redemption date for the redeemable noncontrolling interest.

Included in net earnings (loss) for the three and nine months ended September 30, 2025 are losses of approximately zero related to MotoGP’s operations since the date of acquisition, which includes amortization expense, net of income taxes, of approximately $38 million.

The unaudited pro forma revenue and earnings of Liberty, prepared utilizing the historical financial statements of MotoGP, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of MotoGP discussed above occurred on January 1, 2024, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$1,085	1,079	3,119	2,855
Net earnings (loss)	$13	(2,860)	198	(2,127)
Net earnings (loss) attributable to Liberty shareholders	$12	(2,360)	201	(1,716)

The pro forma results include adjustments primarily related to the amortization of acquired intangible assets. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company’s results of operations would have been if the acquisition of MotoGP had occurred previously and the Company consolidated MotoGP during the periods presented.

(5)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $8 million and $7 million for the three months ended September 30, 2025 and 2024, respectively, and $18 million and $27 million for the nine months ended September 30, 2025 and 2024, respectively.

Grants of Awards

Options granted during the nine months ended September 30, 2025 are summarized as follows:

	Nine Months Ended
	September 30, 2025
	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty Formula One common stock, Liberty CEO (1)	68	$37.09
Series C Liberty Formula One common stock, subsidiary employees (2)	146	$37.09
Series C Liberty Live common stock, Liberty CEO (1)	24	$30.40
(1)	Grants vest equally over five years. Grants were made in connection with the CEO’s employment arrangement.
(2)	Grants vest equally over five years.

The Company did not grant any options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock during the nine months ended September 30, 2025.

Also during the nine months ended September 30, 2025, the Company granted 178 thousand and 62 thousand time-based RSUs of Series C common stock of Liberty Formula One and Liberty Live, respectively, to our CEO.  The RSUs had a weighted average GDFV of $94.11 per share and $76.45 per share, respectively, and cliff vest on December 15, 2029.

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

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	4,138	$39.53
Granted	214	$94.11
Exercised	(730)	$39.18
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2025	3,622	$42.83	2.1	years	$223
Exercisable at September 30, 2025	3,221	$38.08	1.6	years	$214

Liberty Live

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	options (000's)	WAEP	life		(millions)
Outstanding at January 1, 2025	1,230	$42.68
Granted	24	$76.45
Exercised	(72)	$41.48
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2025	1,182	$43.42	2.4	years	$63
Exercisable at September 30, 2025	1,102	$43.05	2.2	years	$59

As of September 30, 2025, there were no outstanding options to purchase shares of Series A or Series B Liberty Formula One or Liberty Live common stock.

As of September 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $36 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 3.0 years.

As of September 30, 2025, Liberty reserved 3.6 million shares and 1.2 million shares of Series C common stock of Liberty Formula One and Liberty Live, respectively, for issuance under exercise privileges of outstanding stock options.

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

There were no potentially dilutive shares of Series A and C Liberty Formula One common stock excluded from diluted EPS for the three months ended September 30, 2025. Excluded from diluted EPS for the nine months ended September 30, 2025 are approximately 2 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Live common stock excluded from diluted EPS for the three and nine months ended September 30, 2025, because their inclusion would be antidilutive. Excluded from diluted EPS for the three and nine months ended September 30, 2024 are approximately 6 million and 4 million potentially dilutive shares of Series A and Series C Liberty Formula One common stock, respectively, 1 million potentially dilutive shares of Series A and Series C Liberty Live common stock and 51 million and 18 million potentially dilutive shares of Series A and Series C Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	numbers of shares in millions
Basic WASO	250	242	250	237
Potentially dilutive shares (a)	11	2	7	5
Diluted WASO (b)	261	244	257	242
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. In addition, for periods in which share settlement of the Shareholders Agreement, which may be partially settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the share of earnings (loss) attributable to the noncontrolling interests, net of tax where appropriate.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$66	117	470	218
Adjustments	(3)	—	(11)	—
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$63	117	459	218

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	numbers of shares in millions
Basic WASO	92	92	92	92
Potentially dilutive shares (a)	1	—	—	—
Diluted WASO	93	92	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended	July 1, 2024 to	Nine months ended	January 1, 2024 to
	September 30, 2025	September 9, 2024	September 30, 2025	September 9, 2024

	numbers of shares in millions
Basic WASO	NA	327	NA	327
Potentially dilutive shares (a)	NA	—	NA	13
Diluted WASO (b)	NA	327	NA	340
(a)	Potentially dilutive shares are excluded from the computation of EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	For periods in which share settlement of the 2.75% Exchangeable Senior Debentures due 2049, which could have been settled in shares of Series C Liberty SiriusXM common stock, and 3.75% Convertible Senior Notes due 2028, which could have been settled in shares of Series A Liberty SiriusXM common stock, were dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate.

	Three months ended		July 1, 2024 to	Nine months ended	January 1, 2024 to
	September 30, 2025		September 9, 2024	September 30, 2025	September 9, 2024

		amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	(2,500)	NA	(2,002)
Adjustments		NA	—	NA	(93)
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$	NA	(2,500)	NA	(2,095)

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

Liberty's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2025			December 31, 2024
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$1,209	1,209	—	2,466	2,466	—
Financial instrument assets	$116	106	10	167	84	83
Debt	$2,501	—	2,501	2,144	—	2,144
Financial instrument liabilities	$151	—	151	138	—	138

The majority of Liberty's Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts, interest rate swaps and forward contracts. These assets and liabilities are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. As of September 30, 2025, financial instrument assets in the table above are included in the other assets line item in the condensed consolidated balance sheet. As of December 31, 2024, $27 million and $140 million of financial instrument assets included in the table above are included in the other current assets and other assets line items, respectively, in the condensed consolidated balance sheet. As of September 30, 2025, $150 million of Live Nation Forward Contracts, as defined in note 9, are included in financial instrument liabilities in the table above and are included in other liabilities in the condensed consolidated balance sheet. As of December 31, 2024, financial instrument liabilities in the table above are comprised of foreign currency forward contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Debt measured at fair value (a)	$(110)	(106)	(363)	(109)
Foreign currency forward contracts	—	85	335	93
Live Nation Forward Contracts	(60)	—	(150)	—
Interest rate swaps	4	(41)	(49)	13
Other	6	7	3	14
	$(160)	(55)	(224)	11
(a)	The Company elected to account for its exchangeable senior debentures and convertible notes (as described in note 9) using the fair value option. Changes in the fair value of the exchangeable senior debentures and convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures and convertible notes attributable to changes in the instrument specific credit risk was a gain of $14 million and loss of $56 million for the three months ended September 30, 2025 and 2024, respectively, and a gain of $6 million and a loss of $64 million for the nine months ended September 30, 2025 and 2024, respectively. The cumulative change since issuance was a gain of $57 million as of September 30, 2025, net of the recognition of previously unrecognized gains and losses.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Investments in Affiliates Accounted for Using the Equity Method

Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2025 and the carrying amount at December 31, 2024:

	September 30, 2025			December 31, 2024
	Percentage	Fair Value	Carrying	Carrying
	ownership	(Level 1)	amount	amount

	dollar amounts in millions
Formula One Group
Other	various	NA	$33	33
Total Formula One Group			33	33

Liberty Live Group
Live Nation	30%	$11,380	677	430
Other		NA	31	28
Total Liberty Live Group			708	458

Consolidated Liberty			$741	491

The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Formula One Group
Other	$(3)	(1)	(8)	(6)
Total Formula One Group	(3)	(1)	(8)	(6)

Liberty Live Group
Live Nation	125	117	198	180
Other	(1)	—	3	1
Total Liberty Live Group	124	117	201	181
Consolidated Liberty	$121	116	193	175

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Live Nation

Live Nation is considered the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. See note 9 for details regarding the number and fair value of shares pledged as collateral pursuant to the margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”) and the Live Nation Forward Contracts as of September 30, 2025.

Summarized financial information for Live Nation is as follows:

Balance Sheets

	September 30, 2025	December 31, 2024

	amounts in millions
Current assets	$11,308	9,290
Property, plant and equipment, net	3,122	2,442
Intangible assets	1,433	1,366
Goodwill	2,842	2,621
Investments in affiliates	493	504
Other assets	3,690	3,416
Total assets	$22,888	19,639

Current liabilities	$12,275	9,358
Long-term debt, net	6,107	6,177
Other liabilities	2,524	2,159
Redeemable noncontrolling interests	853	1,126
Equity	1,129	819
Total liabilities and equity	$22,888	19,639

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$8,499	7,651	18,888	17,474
Operating expenses:
Direct operating expenses	6,438	5,780	13,903	12,840
Selling, general and administrative expenses	1,008	1,005	2,790	2,913
Depreciation and amortization	166	137	474	407
Other operating expenses	95	89	327	250
	7,707	7,011	17,494	16,410
Operating income (loss)	792	640	1,394	1,064
Interest expense	(80)	(88)	(233)	(249)
Other income (expense), net	18	34	55	226
Earnings (loss) before income taxes	730	586	1,216	1,041
Income tax (expense) benefit	(252)	(70)	(389)	(192)
Net earnings (loss)	478	516	827	849
Less net earnings (loss) attributable to noncontrolling interests	47	64	129	154
Net earnings (loss) attributable to Live Nation stockholders	$431	452	698	695

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2025	2025	2024

	amounts in millions
Formula One Group
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	628	588
Other	48	48	53
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	3,361	3,341	2,357
MotoGP Credit Facilities	1,172	1,172	—
Deferred financing costs		(25)	(6)
Total Formula One Group	5,056	5,164	2,992
Liberty Live Group
Corporate level notes and loans:
2.375% Exchangeable Senior Debentures due 2053 (1)	1,150	1,873	1,556
Live Nation Margin Loan	—	—	—
Total Liberty Live Group	1,150	1,873	1,556
Total debt	$6,206	7,037	4,548
Debt classified as current		(1,915)	(26)
Total long-term debt		$5,122	4,522

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027 (the “2.25% Convertible Senior Notes due 2027”). As of September 30, 2025, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. The notes are attributed to the Formula One Group. Liberty has elected to account for the notes using the fair value option. See note 7 for information related to unrealized gains (losses) on debt measured at fair value.

2.375% Exchangeable Senior Debentures due 2053 and Live Nation Forward Contracts

In September 2023, Liberty closed a private offering of approximately $1.15 billion aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “2.375% Exchangeable Senior Debentures due 2053”). Upon an exchange of debentures, Liberty, at its option, may deliver Live Nation common stock, cash or a combination of Live Nation common stock and/or cash. The number of shares of Live Nation common stock attributable to a debenture represents an initial exchange price of approximately $104.91 per share. A total of approximately 11 million shares of Live Nation common stock are attributable to the debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The debentures may be redeemed by Liberty, in whole or in part, on or

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

after September 30, 2028. Holders of the debentures also have the right to require Liberty to purchase their debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The debentures are attributed to the Liberty Live Group. Liberty has elected to account for the debentures using the fair value option. See note 7 for information related to unrealized gains (losses) on debt measured at fair value.

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

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of Liberty, entered into certain agreements (the “Live Nation Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of approximately 10.5 million shares of Live Nation common stock based on the share prices for such stock over a specified period ended in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of September 30, 2025, approximately 10.5 million shares of the Company’s Live Nation common stock with a value of $1,714 million were pledged as collateral to the Live Nation Forward Contracts. The Live Nation Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate, which is intended to provide a source of liquidity, if needed, to satisfy any puts or exchanges of the 2.375% Exchangeable Senior Debentures due 2053. Liberty does not intend to cause LNSPV to receive any such prepayment amounts under the Live Nation Forward Contracts unless necessary to cash settle puts or exchanges made by holders of such debentures. The Live Nation Forward Contracts are attributed to the Liberty Live Group.

As of September 30, 2025, the holders of the 2.375% Exchangeable Senior Debentures due 2053 have the ability to exchange their debentures for the period from October 1, 2025 to December 31, 2025, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the third quarter of 2025. Given the holders’ ability to exchange the debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of Live Nation common stock, or a combination of cash and shares of Live Nation common stock, the 2.375% Exchangeable Senior Debentures due 2053 have been classified as current within the condensed consolidated balance sheets as of September 30, 2025.

Live Nation Margin Loan

On May 9, 2022, the Live Nation Margin Loan agreement was amended, replacing a delayed draw term loan with a $400 million revolving line of credit, changing the interest rate to the Adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus Term SOFR Adjustment (0.1%) plus 2.0% and extending the maturity to May 9, 2025. On September 5, 2023, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 9, 2026 and change the interest rate to Term SOFR plus 2.0%. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to Term SOFR plus 1.875%. The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2025, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2025, 9.0 million shares of the Company’s Live Nation common stock with a value of $1,466 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants. The Live Nation Margin Loan is attributed to the Liberty Live Group.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility. In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term Loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 4. The Term Loan B, Term Loan A and revolving credit facility are collectively the “Senior Loan Facilities.” The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of September 30, 2025, there were no outstanding borrowings under the $500 million revolving credit facility. Effective October 4, 2023, the margin for the Term Loan B was 2.25%. On September 19, 2024, the margin for the Term Loan B was reduced to 2.0%, with the potential to permanently step down to 1.75% if a certain leverage test is met at any fiscal quarter after the acquisition of MotoGP. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, among other things, and was 1.5% effective November 24, 2023. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is Term SOFR. The weighted average interest rate on the Senior Loan Facilities was approximately 5.88% as of September 30, 2025. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $3.4 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of September 30, 2025, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

MotoGP Credit Facilities

On August 18, 2025, MotoGP refinanced its previous €975 million Term Loan B with a new €800 million Term Loan B with a maturity of August 18, 2032, previous €150 million Term Loan A with a new $232.5 million Term Loan A with a maturity of August 18, 2030 and previous €100 million multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility with a maturity of August 18, 2030 (collectively, the “Credit Facilities”). Effective August 18, 2025, the margin for the Term Loan B was reduced from 3.25% to 2.75% (with a range of 2.25% to 2.75% depending on a leverage ratio) with a reference rate of the euro interbank offered rate (“EURIBOR”), the margin for the Term Loan A was reduced from 2.50% to 1.75% (with a range of 1.50% to 2.00% depending on a leverage ratio) with a reference rate of Term SOFR and the margin for the revolving credit facility was reduced from 2.50% to 2.25% (with a range of 2.00% to 2.50% depending on a leverage ratio) with a reference rate of one of Term SOFR, the sterling overnight index average or EURIBOR based on the currency of the applicable borrowing. The weighted average interest rate on the Credit Facilities was approximately 5.07% as of September 30, 2025. The Credit Facilities remain non-recourse to Liberty and are secured by pledges of the equity interests, accounts and intercompany receivables of MotoGP.

Debt Covenants

The Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt, MotoGP’s debt and other borrowings contain certain non-financial covenants.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan and other debt, the Company believes that the carrying amount approximates fair value at September 30, 2025.

(10)  Commitments and Contingencies

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

In March 2025, Formula 1 paid a total of $50 million to the 10 teams currently competing in the F1 Championship as an incentive for signing the 2026 Concorde Commercial Agreement. The 2026 Concorde Commercial Agreement addresses arrangements between Formula 1 and the teams for the F1 Championship seasons covering the period 2026 to 2030, and expires on December 31, 2030. A 2026 Concorde Governance Agreement for the same period is under discussion with the FIA and the teams. The $50 million one-time payment to the teams is excluded from Adjusted OIBDA (as defined below) for the nine months ended September 30, 2025.

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

(11)   Information About Liberty's Operating Segments

The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the motorsport and live entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings.

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

The Company has identified the following subsidiaries as its reportable segments:

●	Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits with a varying number of Formula 1 Events taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the F1 Championship as well as various aspects of its management and administration.
●	MotoGP is a global motorsports business that holds exclusive commercial rights with respect to the MotoGP Championship and other motorcycle racing championships. The MotoGP Championship is comprised of a varying number of events taking place in different countries around the world each season.

As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 8 for segment disclosures related to Live Nation.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30, 2025
			Corporate and
	Formula 1	MotoGP	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$738	147	—	—	885
Other revenue	131	22	68	(21)	200
Total revenue	869	169	68	(21)	1,085
Operating expenses:
Team payments, excluding Concorde incentive payments	(341)	—	—	—	(341)
Other cost of revenue	(211)	(84)	(49)	21	(323)
Selling, general and administrative, excluding stock-based compensation	(83)	(19)	(30)	—	(132)
Adjusted OIBDA	$234	66	(11)	—	289

	Nine months ended September 30, 2025
			Corporate and
	Formula 1	MotoGP	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$2,089	147	—	—	2,236
Other revenue	409	22	266	(60)	637
Total revenue	2,498	169	266	(60)	2,873
Operating expenses:
Team payments, excluding Concorde incentive payments	(968)	—	—	—	(968)
Other cost of revenue	(613)	(84)	(201)	60	(838)
Selling, general and administrative, excluding stock-based compensation	(237)	(19)	(89)	—	(345)
Adjusted OIBDA	$680	66	(24)	—	722

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30, 2024
		Corporate and
	Formula 1	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$758	—	—	758
Other revenue	103	70	(20)	153
Total revenue	861	70	(20)	911
Operating expenses:
Team payments	(371)	—	—	(371)
Other cost of revenue	(190)	(54)	20	(224)
Selling, general and administrative, excluding stock-based compensation	(79)	(32)	—	(111)
Adjusted OIBDA	$221	(16)	—	205

	Nine months ended September 30, 2024
		Corporate and
	Formula 1	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,960	—	—	1,960
Other revenue	325	255	(54)	526
Total revenue	2,285	255	(54)	2,486
Operating expenses:
Team payments	(969)	—	—	(969)
Other cost of revenue	(523)	(195)	54	(664)
Selling, general and administrative, excluding stock-based compensation	(204)	(79)	—	(283)
Adjusted OIBDA	$589	(19)	—	570

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided.

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $960 million for the remainder of 2025, $3,269 million in 2026, $2,980 million in 2027, $7,944 million in 2028 through 2032, and $1,886 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2025
	Total	Investments
	assets	in affiliates

	amounts in millions
Formula One Group
Formula 1	$8,392	3
MotoGP	6,428	—
Corporate and other	2,144	30
Intragroup elimination	(604)	—
Total Formula One Group	16,360	33
Liberty Live Group
Corporate and other	1,489	708
Total Liberty Live Group	1,489	708
Elimination	(28)	—
Consolidated Liberty	$17,821	741

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Adjusted OIBDA	$289	205	722	570
Concorde incentive payments	—	—	(50)	—
Acquisition costs	(14)	(3)	(28)	(23)
Stock-based compensation	(8)	(7)	(18)	(27)
Depreciation and amortization	(118)	(88)	(275)	(263)
Operating income (loss)	149	107	351	257
Interest expense	(86)	(62)	(198)	(184)
Share of earnings (losses) of affiliates, net	121	116	193	175
Realized and unrealized gains (losses) on financial instruments, net	(160)	(55)	(224)	11
Other, net	(1)	29	105	76
Earnings (loss) from continuing operations before income taxes	$23	135	227	335

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

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We own controlling and non-controlling interests in companies that are engaged in the motorsport and live entertainment industries. Formula 1, our most significant operating subsidiary, is a wholly-owned consolidated subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the Fédération Internationale de l’Automobile (“FIA”) Formula One World Championship (the “F1 Championship”), an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits with a varying number of events (“Formula 1 Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the F1 Championship as well as various aspects of its management and administration.

The Company acquired approximately 84% of the equity interests in Dorna Sports, S.L. (“MotoGP”) on July 3, 2025. Beginning on this date, MotoGP is a consolidated subsidiary and also a reportable segment. MotoGP is a global motorsports business that holds the exclusive commercial rights with respect to the Fédération Internationale de Motocyclisme Grand Prix World Championship (the “MotoGP Championship”) and other motorcycle racing championships. The MotoGP

Championship is comprised of a varying number of events (“MotoGP Events”) taking place in different countries around the world each season.

We hold an ownership interest in Live Nation, which is accounted for as an equity method investment as of September 30, 2025. Live Nation is considered the world’s leading live entertainment company. As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates.

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

As of September 30, 2025, the Formula One Group is primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. The Formula One Group had cash and cash equivalents of approximately $1,291 million as of September 30, 2025, which included $825 million of subsidiary cash.

As of September 30, 2025, the Liberty Live Group is primarily comprised of Liberty’s interest in Live Nation, cash, other minority investments, Liberty’s 2.375% Exchangeable Senior Debentures due 2053 and an undrawn margin loan. As of September 30, 2025, the Liberty Live Group had cash and cash equivalents of approximately $297 million.

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

On November 13, 2024, the Company announced that it is pursuing a plan to splitoff the Liberty Live Group (the “Liberty Live Split-Off”). Immediately prior to the Liberty Live Split-Off, QuintEvents, interests in certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for interests in certain other private assets. Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. The Liberty Live Split-Off will be effected through the redemption of Liberty Live common stock in exchange for common stock of a newly formed company, Liberty Live Holdings, Inc. (“Liberty Live”). The Company will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live. As a result of the Liberty Live Split-Off, the Company and Liberty Live will be separate publicly traded companies, and the Company’s outstanding common stock, the Liberty Formula One common stock, will no longer be a tracking stock. The Liberty Live Split-Off is subject to various conditions including, among other things, shareholder approval and the receipt of an opinion of tax counsel. The Liberty Live Split-Off is currently expected to be completed on December 15, 2025 and is intended to be tax-free to stockholders of the Company.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue
Formula One Group
Formula 1	$869	861	2,498	2,285
MotoGP	169	—	169	—
Corporate and other	68	70	266	255
Intragroup elimination	(21)	(20)	(60)	(54)
Total Formula One Group	1,085	911	2,873	2,486
Consolidated Liberty	$1,085	911	2,873	2,486

Operating Income (Loss)
Formula One Group
Formula 1	168	146	433	366
MotoGP	26	—	26	—
Corporate and other	(36)	(36)	(88)	(102)
Total Formula One Group	158	110	371	264
Liberty Live Group
Corporate and other	(9)	(3)	(20)	(7)
Total Liberty Live Group	(9)	(3)	(20)	(7)
Consolidated Liberty	$149	107	351	257

Adjusted OIBDA
Formula One Group
Formula 1	234	221	680	589
MotoGP	66	—	66	—
Corporate and other	(3)	(14)	(7)	(15)
Total Formula One Group	297	207	739	574
Liberty Live Group
Corporate and other	(8)	(2)	(17)	(4)
Total Liberty Live Group	(8)	(2)	(17)	(4)
Consolidated Liberty	$289	205	722	570

Revenue.  Our consolidated revenue increased $174 million and $387 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, driven by increases in Formula 1 revenue and revenue from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Operating income (loss).  Our consolidated operating income increased $42 million and $94 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily driven by improvements in Formula 1’s operating results and the acquisition of MotoGP in July 2025. The increase in operating results for the nine months ended September 30, 2025 was also driven by improvements in QuintEvents’ operating results. The increases in operating results during the three and nine months ended September 30, 2025 were partially offset by the impact of costs associated with the proposed Liberty Live Split-Off. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Stock-based compensation.    Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $18 million and $27 million of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $36 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 3.0 years.

Acquisition costs. The Company recorded $14 million and $3 million of costs related to corporate acquisitions during the three months ended September 30, 2025 and 2024, respectively, and $28 million and $23 million of costs related to corporate acquisitions during the nine months ended September 30, 2025 and 2024, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$149	107	351	257
Depreciation and amortization	118	88	275	263
Stock-based compensation	8	7	18	27
Acquisition costs	14	3	28	23
Concorde incentive payments	—	—	50	—
Adjusted OIBDA	$289	205	722	570

Consolidated Adjusted OIBDA increased $84 million and $152 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in Formula 1’s Adjusted OIBDA and the acquisition of MotoGP in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Interest expense
Formula One Group	$(79)	(54)	(176)	(162)
Liberty Live Group	(7)	(8)	(22)	(22)
Consolidated Liberty	$(86)	(62)	(198)	(184)

Share of earnings (losses) of affiliates, net
Formula One Group	$(3)	(1)	(8)	(6)
Liberty Live Group	124	117	201	181
Consolidated Liberty	$121	116	193	175

Realized and unrealized gains (losses) on financial instruments, net
Formula One Group	$17	39	259	86
Liberty Live Group	(177)	(94)	(483)	(75)
Consolidated Liberty	$(160)	(55)	(224)	11

Other, net
Formula One Group	$(4)	21	96	56
Liberty Live Group	3	8	9	20
Consolidated Liberty	$(1)	29	105	76

	$(126)	28	(124)	78

Interest expense. Consolidated interest expense increased $24 million and $14 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in the average amount of debt outstanding, partially offset by a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 9 to the accompanying condensed consolidated financial statements).

Share of earnings (losses) of affiliates, net.  The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Formula One Group
Other	$(3)	(1)	(8)	(6)
Total Formula One Group	(3)	(1)	(8)	(6)

Liberty Live Group
Live Nation	125	117	198	180
Other	(1)	—	3	1
Total Liberty Live Group	124	117	201	181
Consolidated Liberty	$121	116	193	175

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Debt measured at fair value	$(110)	(106)	(363)	(109)
Foreign currency forward contracts	—	85	335	93
Live Nation Forward Contracts	(60)	—	(150)	—
Interest rate swaps	4	(41)	(49)	13
Other	6	7	3	14
	$(160)	(55)	(224)	11

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Realized and unrealized gains (losses) on the Live Nation Forward Contracts (as defined in note 9 to the accompanying condensed consolidated financial statements)  are primarily driven by changes in the market price of Live Nation common stock. Changes in realized and unrealized gains (losses) on interest rate swaps are driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps.

Other, net.  Other, net income decreased $30 million for the three months ended September 30, 2025 as compared to the corresponding period in the prior year primarily due to foreign currency exchange losses in the current period compared to foreign currency gains in the prior period, a decrease in interest income and debt modification costs in the current period, partially offset by losses on early extinguishment of debt in the prior period. Other income, net increased $29 million for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year primarily due to gains on the disposition of assets, losses on the early extinguishment of debt in the prior period and an increase in interest income, partially offset by debt modification costs in the current period and decreases in foreign currency gains.

Income taxes.  Earnings (losses) from continuing operations before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) from continuing operations before income taxes	$23	135	227	335
Income tax (expense) benefit	$(10)	(3)	(5)	(41)
Effective income tax rate	43%	2%	2%	12%

For the three months ended September 30, 2025, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to an increase in our valuation allowance and non-deductible expenses. For the nine months ended September 30, 2025, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable. For the three months ended September 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain gains that are not taxable and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate. For the nine months ended September 30, 2024, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to tax benefits related to deductible stock-based compensation, certain gains that are not taxable and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal tax rate.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $13 million and $222 million for the three and nine months ended September 30, 2025, respectively, and net earnings from continuing operations of $132 million and $294 million for the three and nine months ended September 30, 2024, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2025, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of September 30, 2025, Liberty's cash and cash equivalents were as follows:

Cash and Cash
Equivalents
amounts in millions
Formula One Group
Formula 1	$571
MotoGP	176
Corporate and other	544
Total Formula One Group	$1,291
Liberty Live Group
Corporate and other	$297
Total Liberty Live Group	$297

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when the leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the nine months ended September 30, 2025, Formula 1 distributed $2.5 billion to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Cash held by MotoGP is accessible by Liberty, except when a RP test imposed by MotoGP’s Credit Facilities (as defined in note 9 to the accompanying condensed consolidated financial statements) is not met. Pursuant to the RP test, Liberty does not have unlimited access to MotoGP’s cash when MotoGP’s leverage ratio exceeds a certain threshold. As of September 30, 2025, MotoGP has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. As of September 30, 2025, Liberty had $400 million available under Liberty’s margin loan secured by shares of Live Nation. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company, Formula 1 and MotoGP are in compliance with their debt covenants as of September 30, 2025.

	Nine months ended
	September 30,
	2025	2024

Cash Flow Information	amounts in millions
Formula One Group cash provided (used) by operating activities	$813	587
Liberty Live Group cash provided (used) by operating activities	(28)	(11)
Net cash provided (used) by operating activities	$785	576
Formula One Group cash provided (used) by investing activities	$(3,137)	(277)
Liberty Live Group cash provided (used) by investing activities	(1)	105
Net cash provided (used) by investing activities	$(3,138)	(172)
Formula One Group cash provided (used) by financing activities	$989	954
Liberty Live Group cash provided (used) by financing activities	1	(11)
Net cash provided (used) by financing activities	$990	943

Liberty’s primary use of cash during the nine months ended September 30, 2025 (excluding cash used by Formula 1 and MotoGP) was $3,267 million for the acquisition of MotoGP, net of cash acquired, funded with cash on hand and borrowings under Formula 1’s Senior Loan Facilities, which were distributed to Liberty, as described above.

During the nine months ended September 30, 2025, Formula 1’s primary use of cash was $57 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty's cash (excluding Formula 1 and MotoGP’s uses of cash) are the investment in existing or new businesses, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with cash on hand, borrowing capacity under margin loans and outstanding or new debt instruments, or distributions from operating subsidiaries. Liberty may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Formula 1’s uses of cash are expected to be capital expenditures and debt service payments. Liberty expects Formula 1 to fund its projected uses of cash with cash on hand and cash provided by operations.

MotoGP’s uses of cash are expected to be debt service payments. Liberty expects MotoGP to fund its projected uses of cash with cash on hand and cash provided by operations.

We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 F1 Championship calendar is scheduled to consist of the same 24 Formula 1 Events that were held in 2024, except in a different order. During both the three and nine months ended September 30, 2025, there was one less Formula 1 Event held than in the corresponding periods in the prior year.

Following the acquisition of QuintEvents, Formula 1’s results include intragroup revenue that is eliminated in consolidation.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Primary revenue	$738	758	2,089	1,960
Other revenue	131	103	409	325
Total motorsport revenue	869	861	2,498	2,285
Operating expenses:
Cost of motorsport revenue, excluding Concorde incentive payments	(552)	(561)	(1,581)	(1,492)
Selling, general and administrative expenses	(83)	(79)	(237)	(204)
Adjusted OIBDA	234	221	680	589
Concorde incentive payments	—	—	(50)	—
Stock-based compensation	(1)	(1)	(1)	(2)
Depreciation and amortization	(65)	(74)	(196)	(221)
Operating income (loss)	$168	146	433	366

Number of Formula 1 Events	6	7	17	18

Primary revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of the following:

●	Race promotion fees - earned from granting the rights to host, stage and promote each Formula 1 Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at Formula 1 Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix
●	Media rights fees - earned from licensing the right to broadcast Formula 1 Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights
●	Sponsorship fees - earned from the sale of F1 Championship and Formula 1 Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events

Primary revenue decreased $20 million during the three months ended September 30, 2025, as compared to the corresponding period in the prior year, due to the impact of recognizing Formula 1 Event-specific revenue and season-based revenue from one less Formula 1 Event, which impacted race promotion and media rights revenue, partially offset by contractual increases in fees across all primary revenue streams, increases in sponsorship revenue from new sponsors and increases in media rights revenue due to continued growth in F1 TV subscription revenue. Primary revenue increased $129 million during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, due to contractual increases in fees across all primary revenue streams, increases in sponsorship revenue from new sponsors, increases in media rights revenue due to continued growth in F1 TV subscription revenue and the recognition of one-time revenue associated with the release of the F1 movie, partially offset by the impact of recognizing Formula 1 Event-specific revenue and season-based revenue from one less Formula 1 Event on race promotion and media rights revenue.

Other revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Formula 1 Paddock Club hospitality program (the “Paddock Club”) at most Formula 1 Events, facilitating the shipment of cars and equipment to and from Formula 1 Events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and F1 Academy series, other licensing opportunities, various television production activities and the operations at the Grand Prix Plaza site in Las Vegas, including karting, other activations and hosting corporate events.

Other revenue increased $28 million and $84 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, due to higher hospitality revenue, driven by increased attendance at, and revenue from, the Paddock Club and other premium hospitality offerings, growth in licensing income and growth from activities at Grand Prix Plaza in Las Vegas. The increase in other revenue during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, was also driven by higher freight income due to the different routes flown and the pass through of increased freight costs.

Cost of motorsport revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Team payments, excluding Concorde incentive payments	$(341)	(371)	(968)	(969)
Other costs of motorsport revenue	(211)	(190)	(613)	(523)
Cost of motorsport revenue, excluding Concorde incentive payments	$(552)	(561)	(1,581)	(1,492)

Cost of motorsport revenue decreased $9 million and increased $89 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Formula 1 Events of the F1 Championship calendar. Team payments decreased during the three months ended September 30, 2025 due to the pro rata recognition of team payments, with one less Formula 1 Event held than in the corresponding period in the prior year. Team payments were relatively flat during the nine months ended September 30, 2025 as compared to the corresponding period in the prior year as the effect on the pro rata recognition of one less Formula 1 Event was offset by the expectation of higher full year team payments.

Other costs of motorsport revenue are largely variable in nature and relate to both primary and other revenue. On an annual basis, the largest components of other costs of motorsport revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Formula 1 Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of motorsport revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Formula 1 Events, including the right to sell advertising, hospitality and support race opportunities, annual FIA regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services, digital and social media activities and the operation of various activities at Grand Prix Plaza.

Other costs increased $21 million and $90 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to higher Paddock Club costs driven by increased attendance and increased costs from various activities at Grand Prix Plaza. The increase during the nine months ended September 30, 2025 was also driven by higher freight costs associated with the freight movements required as a result of the different order of Formula 1 Events and cost inflation, higher commissions and partner servicing costs linked to underlying revenue growth, higher race promotion costs to service new sponsors and higher hosting and other costs of delivering F1 TV to a growing subscriber base.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs.

Selling, general and administrative expenses increased $4 million and $33 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, due to higher marketing costs including, in the nine month period, the costs associated with the 75th season launch event. The increase for the nine months ended September 30, 2025 was also driven by an increase in personnel costs.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the nine months ended September 30, 2025.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization decreased $9 million and $25 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to a decrease in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

MotoGP.    MotoGP is a global motorsports business that holds exclusive commercial rights to the MotoGP Championship and other motorcycle racing championships. The MotoGP Championship is comprised of a varying number of MotoGP Events, which are inclusive of MotoGP, Moto2 and Moto3, taking place in different countries around the world each season. MotoGP derives its primary revenue from the commercial exploitation and development of the MotoGP Championship through a combination of media rights, race promotion and sponsorship arrangements. A significant majority of the media rights, race promotion and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 MotoGP Championship calendar is scheduled to consist of 22 MotoGP Events. The 2024 MotoGP Championship was comprised of 20 MotoGP Events.

Liberty acquired approximately 84% of the equity interests of MotoGP on July 3, 2025 and applied acquisition accounting and consolidated the results of MotoGP from that date. Although MotoGP’s results are only included in Liberty’s results for the period from July 3, 2025 through September 30, 2025, we believe a discussion of MotoGP’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of MotoGP for the full three and nine months ended September 30, 2025 and 2024, inclusive of acquisition accounting adjustments, which primarily impact amortization expense. The pro forma financial information was prepared based on the historical financial information of MotoGP and assuming the acquisition of MotoGP took place on January 1, 2024. The acquisition price allocation related to the MotoGP acquisition is preliminary. Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of MotoGP had the acquisition occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty.

MotoGP’s pro forma operating results include intragroup revenue from QuintEvents that is eliminated in consolidation.

MotoGP’s pro forma operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Primary revenue	$147	146	365	324
Other revenue	22	23	52	47
Total motorsport revenue	169	169	417	371
Operating expenses:
Cost of motorsport revenue	(84)	(79)	(214)	(177)
Selling, general and administrative expenses	(19)	(17)	(53)	(40)
Adjusted OIBDA	66	73	150	154
Depreciation and amortization	(38)	(37)	(109)	(110)
Operating income (loss)	$28	36	41	44

Number of MotoGP Events	7	7	17	15

Primary revenue is derived through a combination of media rights fees (earned from licensing the right to broadcast MotoGP Events, VideoPass subscriptions and other related services, the origination of program footage, footage from MotoGP’s archives and the licensing of other ancillary media rights), race promotion fees (earned from granting the rights to host, stage and promote MotoGP Events) and sponsorship fees (earned from the sale of MotoGP Championship and Event-related advertising and sponsorship rights and the servicing of such rights and rights to advertise on MotoGP’s digital platforms).

Primary revenue increased $1 million during the three months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily due to increased race promotion fees related to a different mix of MotoGP Events and a favorable change in currency exchange rates, partially offset by the impact of recognizing season-long media rights and sponsorship revenue in a smaller proportion to the previous season (7 out of 22 MotoGP Events for 2025 versus 7 out of 20 MotoGP Events for 2024). Primary revenue increased $41 million during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily due to the impact of recognizing MotoGP Event-specific and season-based revenue from two additional MotoGP Events and a favorable change in currency exchange rates.

Other revenue is generated from other motorcycle racing championships, including the FIM World Superbike Championship (“WorldSBK”), hospitality (inclusive of the sale of tickets to the MotoGP VIP Village and MotoGP Premier hospitality programs at most events) and other licensing opportunities.

Other revenue decreased $1 million during the three months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily due to a decrease in races held for WorldSBK (4 races in 2025 versus 6 races in 2024), partially offset by an increase in hospitality revenue and a favorable change in currency exchange rates. Other revenue increased $5 million during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily driven by an increase in hospitality revenue due to two additional MotoGP Events and a favorable change in currency exchange rates.

In describing MotoGP’s operating results, the term “currency exchange rates” refers to the foreign currency exchange rates MotoGP uses to convert the operating results for countries where the functional currency is not the U.S. dollar. MotoGP calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. MotoGP refers to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results, a non-GAAP measure, refers to operating results without the impact of currency exchange rate fluctuations. The disclosure of results in constant currency permits investors to better understand MotoGP’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage change in MotoGP’s revenue in U.S. dollars and in constant currency was as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	U.S. Dollars	Foreign currency exchange impact	Constant currency	U.S. Dollars	Foreign currency exchange impact	Constant currency
Motorsport revenue	-%	4.7%	(4.7)%	12.4%	3.5%	8.9%

For the three months ended September 30, 2025, motorsport revenue decreased 4.7% on a constant currency basis and was flat in U.S. dollars, the difference of which is attributable to the weakening of the U.S. dollar to the Euro. For the nine months ended September 30, 2025, motorsport revenue had a constant currency growth rate of 8.9% versus a U.S. dollar growth rate of 12.4%, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.

Cost of motorsport revenue includes both variable and fixed costs components and relates to both primary and other motorsport revenue. On an annual basis, the largest components of costs of motorsport revenue are costs related to International Road-Racing Teams Association payments, which are generally fixed on a per race basis with slight variations based on the mix and number of MotoGP Events and escalate on an annual basis, costs related to television productions, advertising and sponsorship materials, the delivery of hospitality offerings, freight travel and annual FIM regulatory fees.

Cost of motorsport revenue increased $5 million during the three months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily due to an increase in costs of servicing sponsorship partners and an unfavorable change in currency exchange rates. Cost of motorsport revenue increased $37 million during the nine months ended September 30, 2025, as compared to the corresponding period in the prior year, primarily due to two additional MotoGP Events, which drove increased freight and travel costs, and an unfavorable change in currency exchange rates.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $2 million and $13 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to higher personnel costs and an unfavorable change in currency exchange rates.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was relatively flat during each of the three and nine months ended September 30, 2025, as compared to the corresponding periods in the prior year.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in interest rates, stock prices and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
Formula One Group	$2,333	5.5%	$2,723	4.4%
Liberty Live Group	NA	NA	$1,150	2.4%

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

Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our condensed consolidated statement of operations, and had the market price of such security been 10% lower at September 30, 2025 the aggregate value of such security would have been $1,138 million lower.

MotoGP’s functional currency is the Euro. Fluctuations in the Euro / U.S. dollar exchange rate impact the amount of total assets, liabilities, earnings and cash flows for MotoGP included in our condensed consolidated financial statements for, and as of the end of, each reporting period. For example, the strengthening of the U.S. dollar against the Euro will reduce the amount of MotoGP’s cash and cash equivalents, intangibles, deferred revenue, current and non-current liabilities, revenue and expenses reported in our condensed consolidated financial statements for, and as of the end of, each reporting period. MotoGP's reported revenue for each of the three and nine months ended September 30, 2025 would have been impacted by approximately $17 million for every 10% change in the Euro / U.S. dollar exchange rate.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In July 2025, the Company acquired MotoGP. As a result of the acquisition, the Company is reviewing the internal controls of MotoGP and is making appropriate changes as deemed necessary. Except for changes in internal control at MotoGP, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2024 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The unaudited pro forma financial information of Liberty and MotoGP included in this Quarterly Report on Form 10-Q are presented for illustrative purposes only and does not purport to represent the actual results of operations of Liberty or MotoGP had the acquisition of MotoGP occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods.

The unaudited pro forma financial information of Liberty and MotoGP included in this Quarterly Report on Form 10-Q are presented for illustrative purposes only and does not purport to represent the actual results of operations of Liberty or MotoGP had the acquisition of MotoGP occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma financial information was prepared based on historical financial information of MotoGP assuming the acquisition of MotoGP took place on January 1, 2024 and includes certain adjustments based on preliminary allocations. Additionally, the pro forma adjustments are based on available information and certain assumptions that our management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty. The pro forma information is not representative of Liberty’s future results of operations nor does it reflect what Liberty’s results of operations would have been if the acquisition of MotoGP had occurred previously and Liberty consolidated MotoGP during the periods presented. In addition, future results may differ significantly from those reflected in such pro forma financial information, which does not give effect to the potential impact of current financial conditions, or any anticipated revenue enhancements, cost savings or operating synergies that may result from the acquisition of MotoGP. Further, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors, including those risks described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, may affect Liberty’s and MotoGP’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty Formula One common stock or Liberty Live common stock during the three months ended September 30, 2025. As of September 30, 2025, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

During the three months ended September 30, 2025, no shares of Liberty Formula One common stock or Liberty Live common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units and options.

II-1

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

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

LIBERTY MEDIA CORPORATION
Date:	November 5, 2025	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	November 5, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3