Form 10-K
period 2025-12-31
Liberty Media Corp
filed 2026-02-26
CIK 1560385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2025, was approximately $32.1 billion.

The number of outstanding shares of Liberty Media Corporation’s common stock as of January 31, 2026 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,991,058	2,381,188	224,102,531

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION

2025 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing plans, strategies and initiatives; renewal of licenses and authorizations; the recoverability of goodwill and other long-lived assets; projected sources and uses of cash; fluctuations in interest rates and currency exchange rates; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses;
●	our overlapping directors with QVC Group, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (“GCI Liberty”) and Liberty Live Holdings, Inc. (“Liberty Live”) and overlapping management with Liberty Broadband, GCI Liberty and Liberty Live;
●	the outcome of pending or future litigation;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the operational risks of our subsidiaries with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 and MotoGP Sports Entertainment Group, S.L. (formerly, Dorna Sports, S.L.) (“MotoGP”) rely on to operate and the limitations such agreements, commitments and policies impose on Formula 1 and MotoGP;

●	challenges by tax authorities in the jurisdictions where Formula 1 and MotoGP operate;
●	changes in tax laws that affect Formula 1, MotoGP and the Company;
●	the ability of Formula 1 and MotoGP to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1 and/or MotoGP;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;
●	the market price of our common stock may be volatile;
●	transactions in our common stock by our insiders could depress the market price of our common stock; and
●	provisions of our restated certificate of incorporation (our “Charter”) and bylaws may discourage, delay or prevent a change in control of our Company.

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

PART I.

Item 1. Business.

General Development of Business

Liberty Media Corporation (“Liberty”, the “Company”, “we”, “us” and “our”), through its subsidiaries, is primarily engaged in the motorsport and live entertainment industries with events held worldwide and operations primarily headquartered in the United Kingdom (“U.K.”) and Spain. Our most significant subsidiaries include Delta Topco Limited (the parent company of Formula 1) (“Delta Topco”) and MotoGP.

Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off (defined below) on July 18, 2023. Sirius XM Holdings Inc. (“Sirius XM Holdings”) was a subsidiary of the Company until the Liberty Sirius XM Holdings Split-Off (defined below) on September 9, 2024. QuintEvents, LLC (“QuintEvents”) was a subsidiary of the Company and Live Nation Entertainment, Inc. (“Live Nation”) was an equity affiliate of the Company until the Liberty Live Split-Off (defined below) on December 15, 2025.

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Company completed the transactions disclosed below to separate certain collections of businesses, assets and liabilities into separate publicly traded companies.

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

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks—Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s then-remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

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

Liberty Sirius XM Holdings is presented as a discontinued operation in the accompanying consolidated financial statements. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group.

On December 15, 2025, the Company completed the split-off (the “Liberty Live Split-Off”) of its wholly owned subsidiary, Liberty Live Holdings, Inc. (“Liberty Live Holdings”). The Liberty Live Split-Off was accomplished by a redemption by the Company of each outstanding share of its Liberty Live common stock in exchange for one share of the corresponding series of common stock of Liberty Live Holdings. Liberty Live Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Live Group. Immediately prior to the Liberty Live Split-Off, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets. The Liberty Live Split-Off was intended to be tax-free to stockholders of the Company.

The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s consolidated financial statements.

Prior to the Liberty Live Split-Off, the Formula One Group was primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027. As previously disclosed, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets immediately prior to the Liberty Live Split-Off. Following the Liberty Live Split-Off, the Company’s only remaining outstanding common stock, the Liberty Formula One common stock, is no longer a tracking stock.

* * * * *

Description of Business

Our most significant subsidiaries are Formula 1 and MotoGP.

Formula 1

Formula 1 holds the exclusive commercial rights with respect to the Fédération Internationale de l’Automobile (“FIA”) Formula One World Championship (the “F1 Championship”), an annual, approximately nine-month long, motor race-based competition in which teams (the “Formula 1 Teams”) compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. The F1 Championship, which has been held every year since 1950 and takes place on high profile iconic circuits, is a global series with a varying number of events (“Formula 1 Events”) taking place in different countries around the world each season. In 2025, 24 Formula 1 Events took place in 21 countries across Europe, Asia-Pacific, the Middle East and North and South America. In 2025, the F1 Championship was followed by hundreds of millions of television viewers in approximately 200 territories and the largest Formula 1 Events have hosted live audiences in excess of 450,000 on race weekends.

Formula 1 is responsible for the commercial exploitation and development of the F1 Championship, in the course of which it coordinates and transacts with the FIA, the governing body and regulator of world motor sport, the Formula 1 Teams, the race promoters that stage Formula 1 Events, various media organizations worldwide, as well as advertisers and sponsors. Formula 1 also performs activities related to critical components of the F1 Championship, including filming and providing technical support at Formula 1 Events, production of the international television feed and logistics related to the transport of its and the Formula 1 Teams’ equipment, ensuring high quality and reducing delivery risk around the F1 Championship. Additionally, Formula 1, pursuant to other agreements with the FIA, holds the exclusive right to promote and commercially exploit the F2 and F3 series through 2041, and in 2023 launched F1 Academy, a series aimed at developing and preparing young female drivers to progress to higher levels of competition.

Formula 1 also generates revenue from a variety of other sources, including the operation of the Formula 1 Paddock Club hospitality program (the “Paddock Club”), freight, logistical and travel related services for the Formula 1 Teams and other third parties, the F2 and F3 race series, which run principally as support races during Formula 1 Event weekends, F1 Academy, various television production and post-production activities, digital and social media activities and revenue from other licensing of the commercial rights associated with the Formula 1 brand.

Formula 1 recognizes the majority of its revenue and expenses in connection with Formula 1 Events that take place in different countries around the world, generally between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

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

Race Promotion. Race promotion revenue comprised 26.7%, 29.3% and 29.3% of Formula 1’s total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Formula 1 grants to race promoters the rights to host, stage and promote each Formula 1 Event pursuant to contracts that typically have an initial term of three to seven years. For established Formula 1 Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages of up to 5% per year.

Race promoters are generally circuit owners, local and national automobile clubs, special event organizers or governmental bodies. Race promoters generate revenue from ticket sales and sometimes from concessions, secondary hospitality offerings (other than the Paddock Club), local sponsorship opportunities and on-site activations. Tickets are sold by the promoters for the entire Formula 1 Event weekend or individual days.

In 2025, 2024 and 2023, the Las Vegas Grand Prix was the only Formula 1 Event that was directly promoted by Formula 1, and as a result, Formula 1 was responsible for the development and operation of the circuit and paddock facilities. As a self-promoted event, Formula 1 received the revenue from ticket sales and other commercial arrangements in connection with the event. Revenue from the sale of grandstand and general access tickets is included in Race Promotion revenue.

Media Rights.  Media rights revenue comprised 31.3%, 32.8% and 32.2% of Formula 1’s total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Formula 1 licenses rights to broadcast Formula 1 Events on television and other media platforms in specified countries or regions and in specified languages. These may also include rights to broadcast the race, practice and qualifying sessions, interactive television/digital services, repeat broadcasts and highlights. Contracts with broadcasters, which we refer to as television rights agreements (“TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the TRA by varying amounts. Formula 1’s media rights revenue is primarily generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package or per-event basis (“pay television”) and (c) subscription revenue from Formula 1’s own direct-to-consumer over-the-top broadcast product F1 TV. In 2025, Formula 1 held over 50 broadcast agreements worldwide, including several multi-territory contracts spanning both free-to-air and pay-television platforms. Its principal broadcasters included beIN Sports across Asia, the Middle East and North Africa; Canal+ in France; DAZN in Spain and d/b/a Fox Sports in Australia; ESPN in the U.S. and Latin America; Sky in the U.K., Germany and Italy; Viaplay across the Nordics and the Netherlands; and SuperSport across Sub-Saharan Africa.

Sponsorship. Sponsorship revenue comprised 21.7%, 18.6% and 18.0% of Formula 1’s total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Formula 1 sells Event-based sponsorship in the form of trackside advertising and race title sponsorship packages. In addition, sponsors can acquire status as a Global Partner of Formula 1 and/or Official Supplier to Formula 1. These advertiser and sponsor contracts typically have a term of three to five years (but may on occasion be of longer duration). Payments often increase each year based on a fixed amount, a fixed percentage or in accordance with the U.S. or European consumer price index or another agreed metric.

Other Revenue

The remainder of Formula 1’s revenue is typically generated from a variety of other sources including facilitating the shipment of cars and equipment to and from events outside of Europe, revenue from the sale of tickets to the Paddock Club at most Formula 1 Events, support races at Formula 1 Events, various television production activities and other ancillary operations. Other revenue also includes the sale of hospitality tickets for the Las Vegas Grand Prix.

FIA, the Formula 1 Teams and Drivers

Formula 1’s business is built on a number of key relationships—those with the FIA, the Formula 1 Teams and Formula 1’s principal commercial partners. See “—Key Commercial Agreements” below for more information about Formula 1’s relationships with the FIA and the Formula 1 Teams.

FIA

The FIA is the governing body for world motor sport and as such, is solely responsible for regulating the sporting, technical and safety aspects of the F1 Championship, including race circuits to be used by race promotors, through the FIA’s F1 Commission and World Motor Sport Council. The FIA regulates all international motor sports, with the F1 Championship being the most prominent. The FIA owns the F1 Championship and has granted Formula 1 the exclusive commercial rights to the F1 Championship until the end of 2110 under the 100-Year Agreements (described below). In addition, the FIA, through its World Motor Sport Council, approves the calendar for the F1 Championship each year based on the agreed race promotor contracts for the coming season. Under the 100-Year Agreements, Formula 1 is only permitted to enter into race promotion contracts that are substantially in the form agreed between Formula 1 and the FIA.

Formula 1 Teams

The Formula 1 Teams are the participants in the F1 Championship and Formula 1 Events, competing for the annual Constructors’ Championship, and their drivers compete for the annual Drivers’ Championship. Ten Formula 1 Teams competed in the 2025 F1 Championship, and an eleventh, the Cadillac Formula 1 Team, will enter the 2026 F1 Championship. To be eligible to compete, a Formula 1 Team is responsible for the design and manufacturing of certain key parts of its cars, including the chassis. During the 2025 F1 Championship season, the Formula 1 Teams were supplied race engines by one of Ferrari, Mercedes, Renault or Red Bull Powertrains. At the end of the 2025 F1 Championship Renault ceased to be an engine supplier, with Audi and Honda supplying engines starting from the 2026 F1 Championship season. Under the terms of the 2026 Concorde Agreement (described below), Formula 1 Teams are entitled to receive significant team payments from a Formula 1 prize fund (the “Prize Fund”) based primarily on their results in prior years’ Constructors’ Championships. Formula 1 has no direct or indirect ownership interest in any Formula 1 Team, nor does it have any contractual arrangements with the drivers, who are all employed or contracted directly by the Formula 1 Teams. Each Formula 1 Team is responsible for securing its own drivers and funding the costs of competing in the F1 Championship. They receive Prize Fund payments from Formula 1, as well as sponsorship and advertising revenue from their own partners. The 2026 Concorde Agreement between Formula 1, the FIA and the Formula 1 Teams defines the terms of the Formula 1 Team’s participation in the F1 Championship (for further detail, see “—Key Commercial Agreements—Concorde Agreement” below.)

Drivers

One of the distinctive features of the F1 Championship is the celebrity and diversity of its drivers. Differences in nationalities, temperaments and racing styles form part of the attractive mosaic of Formula 1. The success of a local driver also impacts the television viewership and revenue generated from that country or region. High profile drivers from the U.K. (Hamilton), the Netherlands (Verstappen) and Spain (Alonso) have helped grow and sustain the Formula 1 business in those countries. For this reason, Formula 1 encourages the development of drivers from other strategic markets. F2 and F3 provide the training ground and final stepping stones to Formula 1 for these drivers. All drivers are employed or contracted by the Formula 1 Teams and have no contractual relationship with Formula 1.

Key Commercial Agreements

100-Year Agreements

Under the 100-Year Agreements entered into by Formula 1 and the FIA in 2001, which took effect on January 1, 2011 and will expire on December 31, 2110, Formula 1 is acknowledged as the exclusive holder of all commercial rights to the F1 Championship.

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

In addition, the FIA may terminate the 100-Year Agreements if (i) certain Delta Topco subsidiaries party to the 100-Year Agreements become insolvent; (ii) Formula 1 fails to pay an amount due to the FIA and such non-payment is not cured within 30 days of FIA’s demand for payment; (iii) arbitrators declare that Formula 1 materially breached the 100-Year Agreements and Formula 1 has not paid to the FIA certain penalties to cure such breach; or (iv) Formula 1 changes or removes certain of the FIA’s rights without its prior consent.

Concorde Agreement

From 1981 until 2012, successive Concorde Agreements governed the relationship between Formula 1, the FIA and the Formula 1 Teams, including the regulation of the F1 Championship. After the then-current Concorde Agreement expired on December 31, 2012, Formula 1 entered into a separate binding bilateral agreement with each Formula 1 Team (the “Formula 1 Team Agreements”), securing the relevant Formula 1 Team’s commitment to continue participating in the F1 Championship until December 31, 2020. In addition, Formula 1 entered into the 2013 Concorde Implementation Agreement with the FIA in 2013. The 2013 Concorde Implementation Agreement, in addition to making certain modifications to the 100-Year Agreements for the period to end 2030, provides that the FIA agrees to provide certain sporting governance arrangements and regulatory safeguards for the benefit of the Formula 1 Teams, to enter into a new Concorde Agreement for a term of eight years (from 2013 to 2020) reflecting those sporting governance arrangements and regulatory safeguards and to enter into a subsequent Concorde Agreement from 2021 to 2030 or to extend the sporting governance arrangements or regulatory safeguards agreed under the 2013 Concorde Implementation Agreement on substantially the same terms from 2021 to 2030. The Formula 1 Team Agreements and the 2013 Concorde Implementation Agreement together provided, until December 31, 2020, the contractual framework for the F1 Championship that was previously set out in the Concorde Agreements.

In August 2020, Formula 1, the FIA and the Formula 1 Teams entered into the 2021 Concorde Agreement, securing the commitment of the Formula 1 Teams to continue participating in the F1 Championship from the 2021 F1

Championship season to the 2025 F1 Championship season (inclusive), and governing the relationship between the parties during that period.

In 2025, Formula 1, the FIA and the Formula 1 Teams entered into the 2026 Concorde Agreement, securing the commitment of the Formula 1 Teams to continue participating in the F1 Championship from the 2026 F1 Championship season to the 2030 F1 Championship season (inclusive), and governing the relationship between the parties during that period. The 2026 Concorde Agreement is made up of two separate documents: (a) the 2026 Concorde Commercial Agreement between Formula 1 and each of the Formula 1 Teams; and (b) the 2026 Concorde Governance Agreement between Formula 1, the FIA and each of the Formula 1 Teams.

The 2026 Concorde Agreement provides, among other things, for the participation of the Formula 1 Teams in the F1 Championship during the term of that agreement, and provides for Formula 1 to make certain Prize Fund payments to the Formula 1 Teams based on their performance in the Constructors’ Championship and other principles (such as longer term success and heritage in Formula 1).

Key Provisions

As discussed above, the 2026 Concorde Agreement establishes the terms for the Prize Fund, confirms procedures for setting the F1 Championship calendar, and provides for certain termination rights. The 2026 Concorde Agreement establishes rules for the determination of the Prize Fund to be paid to the Formula 1 Teams, which is calculated with reference to a fixed percentage of Formula 1’s Prize Fund Adjusted EBIT (defined by Formula 1 as operating profit adjusted to exclude certain specific, and largely non-cash items). A share of the Prize Fund is paid to Ferrari in recognition of its heritage, with the remainder paid to Formula 1 Teams based on their results in prior Constructors’ Championships (a significant majority of which is based on their position in the prior year’s F1 Championship). Under the 2026 Concorde Agreement, the consent of 70% of the Formula 1 Teams is required for there to be more than 24 Formula 1 Events in a season or if there are to be fewer than eight Formula 1 Events across Europe and North America combined.

The 2026 Concorde Agreement may be terminated with respect to a Formula 1 Team if the Formula 1 Team fails to participate in more than three Formula 1 Events in a season, fails to submit a valid entry for participation in the F1 Championship or becomes insolvent. Formula 1 Teams may terminate their rights and obligations pursuant to the 2026 Concorde Agreement by giving one full season’s written notice to Formula 1, as well as under certain other circumstances, including:

●	Formula 1 is unable to pay its debts when they become due;
●	Formula 1 fails for three months to pay an aggregate amount due in excess of $10 million to the Formula 1 Team; or
●	Upon the occurrence of specified compliance violations or sanctions-related events.

Circuit Rights Agreements

Under circuit rights agreements (the “Circuit Rights Agreements”), Formula 1 acquires from race promoters certain rights to commercially exploit at Formula 1 Events, including the rights to sell trackside advertising and title sponsorship, the right to sell Paddock Club hospitality (other than at three Formula 1 Events) and commercial use of the name of the Formula 1 Event and circuit. In a few cases a cash payment is made for the grant of these circuit rights and in others Formula 1 offers a commission or share of revenue to a race promoter where they have been instrumental in introducing a new sponsor from its territory that purchases a title sponsorship or trackside advertising. Circuit Rights Agreements typically have a term that is tied to the relevant race promoter contract.

Intellectual Property

Formula 1 is the registered owner of a portfolio of trademark registrations and applications, including for the F1 logo, the F1 Championship logo (which is used only in sporting contexts), “Formula One”, “Formula 1”, “F1” and “Grand

Prix” when used in connection with any of the aforementioned and most of the official Formula 1 Event titles where they are capable of registration.

Formula 1 owns the copyright on footage of each Formula 1 Event since 1981 as well as footage related to a large number of pre-1981 Formula 1 Events. Ownership of this copyright enables Formula 1 to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the 2026 Concorde Agreement, Formula 1 also has the exclusive right, subject to limited exceptions, to use each Formula 1 Team’s intellectual property rights (including image rights) to portray the F1 Championship and/or any Formula 1 Event in any visual form.

Licenses and Permits

Formula 1 is required to obtain permits for the allocation and use of radio frequencies which are necessary for the operation of live camera and other equipment used in the production of live television images and also in live radio communications used by Formula 1, the FIA, the Formula 1 Teams (including car to pit radio transmissions) and the emergency services. Such radio frequency permits are obtained by a dedicated unit in the television production team, with assistance from the local race promoter. Typically, such radio frequency permits are obtained from the relevant governmental authority responsible for licensing the use of radio frequencies in the host country of the relevant Formula 1 Event. The requirements and procedures for obtaining such permits vary by country and they may involve the completion of written formalities or the inspection by the relevant governmental authority of all equipment to be operated with a radio frequency. Permits are typically issued subject to conditions, which Formula 1 has generally been able to satisfy.

Strategy

Formula 1’s goal is to continue scaling and broadening the successful global reach and widespread appeal of the F1 Championship in order to maximize financial performance of the business and the overall value of Formula 1 as a sport. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;
o	Leveraging high demand and positive competitive tension for Formula 1 Events to ensure the quality and value of every race slot
o	Maximizing media rights across markets, including through collaboration with new distribution partners to engage consumers in new and unique ways
o	Continuing to grow sponsorship revenue by creating value for global and regional partners through the optimization of physical, virtual and experiential assets on and off the track
o	Evolving Formula 1’s hospitality and experience business to continue providing best-in-class Paddock Club experiences, together with new premium offerings
o	Deepening fan engagement and cultural relevance through licensing arrangements with the world’s most beloved brands
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans driving deeper fan engagement and enhancing access to monetizable fan data;
●	Continuing to improve on-track competition and enhance the value of the participating Formula 1 Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport.

MotoGP

MotoGP holds the exclusive commercial rights with respect to the Fédération Internationale de Motocyclisme (“FIM”) Grand Prix World Championship (the “MotoGP Championship”) which is the premier class of motorcycle racing globally, consisting of three classes, namely MotoGP, Moto2 and Moto3, as well as other FIM sanctioned motorcycle racing series such as the FIM Superbike World Championship (“WorldSBK”), the FIM Women’s Circuit Racing World Championship (“WorldWCR”) and various junior motorcycle racing championships. The MotoGP Championship is an annual, approximately nine-month long, motorcycle racing competition in which riders compete for the Riders’ Championship, teams (the “MotoGP Teams”) compete for the Teams’ Championship and engine manufacturers compete for the Manufacturers’ Championship. The MotoGP Championship has been held every year since 1949 and is a global series with a varying number of events (“MotoGP Events”) taking place in different countries around the world each season. MotoGP has been the exclusive rights holder of the MotoGP Championship since 1991. In 2025, 22 MotoGP Events took place in 18 countries across Europe, Asia-Pacific, Australia the Middle East and North and South America. In 2025, the MotoGP Championship was followed by hundreds of millions of television viewers in approximately 200 territories and MotoGP Events hosted cumulative live audiences of over 3.6 million across the season.

MotoGP is responsible for the commercial exploitation and development of the MotoGP Championship, in the course of which it coordinates and transacts with the FIM, the global governing body and regulator of motorcycle racing, International Road-Racing Teams Association (“IRTA”), the representing body of the MotoGP Teams in the championship, Motorcycle Sports Manufacturers Association (“MSMA”), the representing body of the MotoGP manufacturers in the MotoGP Championship, the race promoters that stage MotoGP Events, various media organizations worldwide, as well as advertisers and sponsors. MotoGP also performs activities related to critical components of the MotoGP Championship, including filming and providing technical support at MotoGP Events, production of the international television feed and logistics related to the transport of its and the MotoGP Teams’ equipment for overseas MotoGP Events, ensuring high quality and reducing delivery risk around the MotoGP Championship.

MotoGP also generates revenue from a variety of other sources, including the operation of the MotoGP hospitality program, logistical and travel related services for the MotoGP Teams and other third parties, the WorldSBK, Moto2 and Moto3 race series, the WorldWCR and other various junior motorcycle racing championships, various television production and post-production activities, digital and social media activities and revenue from other licensing of the commercial rights associated with the MotoGP brand.

MotoGP recognizes the majority of its revenue and expenses in connection with MotoGP Events that take place in different countries around the world, generally between February and November each year. As a result, the revenue and expenses recognized by MotoGP are generally lower during the first quarter and fourth quarters, as compared to the second and third quarters.

Primary Revenue

MotoGP derives its primary revenue from the commercial exploitation and development of the MotoGP Championship through a combination of media rights, race promotion and sponsorship arrangements. A significant majority of the media rights, race promotion and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts.

Media Rights.  Media rights revenue comprised 41.2% and 44.5% of MotoGP’s total revenue for the years ended December 31, 2025 and 2024, respectively. MotoGP licenses rights to broadcast MotoGP Events on television and other media platforms in specified countries or regions and in specified languages. Media rights revenue is also derived from subscription revenue from MotoGP’s own direct-to-consumer over-the-top broadcast product, VideoPass, and other related services, the origination of program footage, footage from MotoGP’s archives and the licensing of other ancillary media rights. Contracts with broadcasters, referred to as television rights agreements (“MotoGP TRAs”), typically have a term of three to five years. While annual fees from broadcasters may stay constant, they often increase each year during the term of the MotoGP TRA by varying amounts. MotoGP’s media rights revenue is primarily generated from: (a) free-to-air television broadcasts, which are received by the end user without charge (other than any television license fee), and non-premium cable, satellite and other broadcasts, which are received as part of a subscriber’s basic package (together, “free-to-air television”); (b) premium and pay-per-view cable and satellite broadcasts, where the subscriber pays a premium fee to receive programming on a package (“pay television”) and (c) subscription revenue from VideoPass. In 2025, MotoGP had 19 free-to-air television agreements and 45 pay television agreements, including multi-territory agreements, covering both free-to-air and pay television. MotoGP’s key broadcasters include DAZN (pay television) in

Spain and d/b/a Fox Sports (free to air) in Australia, Sky Italia (pay television) in Italy, Canal+ (pay television) in France, TNT Sports (pay television) in the U.K., SPOTV (pay television) and Trans7 (free-to-air) in Indonesia, Ziggo Sport (pay television) in the Netherlands and ServusTV (free-to-air) in Austria.

Race Promotion. Race promotion revenue comprised 33.7% and 28.6% of MotoGP’s total revenue for the years ended December 31, 2025 and 2024, respectively. MotoGP grants to race promoters the rights to host, stage and promote each MotoGP Event pursuant to contracts that typically have an initial term of five to ten years. For established MotoGP Events, the duration of subsequent renewals is more variable according to local market conditions. These contracts may allow for flat fees over the term, but more typically they include annual fee escalators over the life of the contract, which are typically based on annual movement in a selected consumer price index or fixed percentages.

Race promoters are generally circuit owners, recognized national motorcycle federations, specialized event management organizations or governmental agencies. Race promoters generate revenue from ticket sales and sometimes from concessions, secondary hospitality offerings (other than VIP Village), local sponsorship opportunities and on-site activations. Tickets are sold by the promoters for the entire MotoGP Event weekend or individual days. Under race promotion contracts, MotoGP reserves its commercial rights derived from the FIM Agreement (as defined below) and grants the promoter some commercial rights relating to the MotoGP Event (agreed on a case-by-case basis) which generally include the ticketing rights, the right to sell certain advertising spaces/support, the right to stage promotional activities during the MotoGP Event, the right to sell hospitality and commercial use of the name of the MotoGP Event for the promotion of the MotoGP Event.

Sponsorship. Sponsorship revenue comprised 12.7% and 13.3% of MotoGP’s total revenue for the years ended December 31, 2025 and 2024, respectively. Sponsorship fees are earned from the sale of MotoGP Championship and MotoGP Event-related advertising and sponsorship rights and the servicing of such rights and rights to advertise on MotoGP’s digital platforms. In addition, sponsors can acquire status as an Official Supplier to MotoGP. These advertiser and sponsor contracts typically have a term of one to five years. Payments often increase each year based on a fixed percentage.

Other Revenue

The remainder of MotoGP’s revenue is typically from other motorcycle racing championships, including WorldSBK, hospitality (inclusive of the sale of tickets to the MotoGP VIP Village and MotoGP Premier hospitality programs at most MotoGP Events) and other licensing opportunities.

Key Relationships and Agreements

MotoGP’s business is built on a number of key relationships with the FIM, IRTA, MotoGP Teams, Riders, MSMA and MotoGP’s principal commercial partners.

FIM

The FIM is the governing body for world motorcycle racing and as such, is solely responsible for regulating the sporting, technical and safety aspects of the MotoGP Championship, including those applicable to race circuits used by race promotors. The FIM regulates all international motorcycle racing, with the MotoGP Championship being the most prominent. In addition, the FIM approves the calendar for the MotoGP Championship each year based on the agreed race promotor contracts for the coming season.

IRTA

In February 2021, MotoGP and IRTA entered into an agreement (the “2022 IRTA Agreement”), securing the commitment of the MotoGP Teams to continue participating in the MotoGP Championship from January 1, 2022 until December 31, 2026, and governing the relationship between the parties during that period.

IRTA is the body responsible for representing the interests of MotoGP Teams. It is responsible primarily for oversight of safety and sporting decision making in conjunction with the FIM as well as the governance of financial payments to the MotoGP Teams (as well as the payments to Moto2 and Moto3 classes of racing) for their participation in the MotoGP Championship, with both a fixed and variable portion of the payments. The variable portion of the payments varies based on MotoGP Event number and mix and grows annually in line with inflation. Under the terms of the 2022 IRTA Agreement, IRTA is entitled to receive payments from MotoGP for their services, including securing and ensuring participation of the MotoGP Teams.

MotoGP Teams

The MotoGP Teams are the participants in the MotoGP Championship and MotoGP Events, competing for the annual Teams’ Championship, and their riders compete for the annual Riders’ Championship. There were 11 MotoGP Teams competing in the 2025 MotoGP Championship. Currently, the MotoGP Teams are supplied engines by one of Aprilia, Ducati, Honda, KTM or Yamaha, who compete for the annual Manufacturers’ Championship.  MotoGP has no direct or indirect ownership interest in any MotoGP Team, nor does it have any contractual arrangements with the riders, who are all employed or contracted directly by the MotoGP Teams. Each MotoGP Team is responsible for securing its own riders and funding the costs of competing in the MotoGP Championship. They receive team payments from IRTA, as well as sponsorship and advertising revenue from their own partners. The 2022 IRTA Agreement between MotoGP and IRTA defines the terms of the MotoGP Teams’ participation in the MotoGP Championship.

Riders

One of the distinctive features of the MotoGP Championship is the athletic capability and daring nature of its riders. Riders in the MotoGP Championship are highly competitive on track and form the foundation of the entertainment of the sport. The success of a local rider can impact the television viewership and revenue generated from that country or region. For this reason, MotoGP encourages the development of riders from other strategic markets. Moto2, Moto3 and MotoGP-led junior championships provide the training ground and final stepping stones to the MotoGP Championship for these riders. All riders are employed or contracted by the MotoGP Teams and have no contractual relationship with MotoGP.

MSMA

MSMA is the body responsible for representing the interests of manufacturers participating in the MotoGP Championship. It is responsible primarily for certain technical decision making in the MotoGP Championship. Together with members of the FIM, MotoGP and IRTA, members of MSMA make up a body called the Grand Prix Commission which is the rule-setting body of the MotoGP Championship.

Key Commercial Agreements

Under an agreement (the “FIM Agreement”) between MotoGP and the FIM, MotoGP was granted the exclusive right to commercially manage, promote and organize the MotoGP Championship, and all of the FIM’s rights with respect to certain intellectual property related thereto. The FIM Agreement, which expires on December 31, 2060, sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship.

MotoGP has commercial agreements with IRTA (the “IRTA Agreements”), which include the 2022 IRTA Agreement. IRTA represents all of the MotoGP Teams, and, pursuant to the IRTA Agreements, it provides MotoGP with services ensuring the participation of a minimum number of riders in the MotoGP, Moto2 and Moto3 classes of the MotoGP Championship. IRTA is responsible for contracting with the MotoGP Teams and each MotoGP Team’s respective riders on an annual basis. Additionally, IRTA is responsible for providing certain operational services to MotoGP, including liaising with major technical providers of the MotoGP Championship and management of the paddock area during MotoGP Events. Pursuant to the IRTA Agreements, MotoGP is granted the collective MotoGP Teams’ intellectual property rights (including image rights) to portray the MotoGP Championship and/or any MotoGP Event in any visual form and for the production of the MotoGP Championship merchandise, among other commercial purposes.

Intellectual Property

MotoGP is the registered owner of a portfolio of trademark registrations and applications, including the MotoGP logo. MotoGP owns the copyright on footage of each MotoGP Event since 1994. Ownership of this copyright enables MotoGP to license that footage to broadcasters and to take legal action against infringers of that copyright. Under the IRTA Agreement, MotoGP also has the exclusive right, subject to some exceptions, to use each collective MotoGP Team’s intellectual property rights (including image rights) to portray the MotoGP Championship and/or any MotoGP Event in any visual form.

Licenses and Permits

MotoGP is required to obtain permits for the allocation and use of radio frequencies which are necessary for event management, the operation of live camera and other equipment used in the production of live television images, such as drones and/or helicopters. Such radio frequency permits are obtained by a dedicated unit in the television production team, with assistance from the local race promoter. Typically, such permits are obtained from the relevant governmental authority responsible for licensing the use of radio frequencies and flight operations in the host country of the relevant MotoGP Event. The requirements and procedures for obtaining such permits vary by country and they may involve the completion of written formalities or the inspection by the relevant governmental authority of all equipment to be operated. Permits are typically issued subject to conditions, which MotoGP has generally been able to satisfy.

MotoGP oversees and coordinates the planning and execution of events across multiple international jurisdictions. While the responsibility for obtaining and maintaining the necessary licenses, permits, and approvals to lawfully conduct each race weekend rests with the local promoters and organizers, MotoGP supervises and ensures that all required authorizations and regulatory conditions are in place. This oversight is critical to ensuring that each event is conducted in full compliance with applicable local laws and regulations.

The safety and medical homologation of each race track, which certifies that a circuit meets the technical, safety, and operational standards required to host a MotoGP Event or WorldSBK event, is the sole responsibility of the FIM. MotoGP and WorldSBK, as global organizers, rely on the FIM’s homologation process and ensure through supervision and coordination with local promoters that all other operational and regulatory requirements are in place to conduct the event in full compliance with applicable local laws and regulations.

Strategy

MotoGP’s goal is to strengthen brand awareness, increase global reach, expand the fan base and continue to scale the monetization of the business. Key factors of this strategy include:

●	Growing MotoGP in markets where it is not traditionally present and expanding global cultural relevance, including through better storytelling of the sport, MotoGP Teams and riders;
●	Maximizing the value of MotoGP’s commercial rights by leveraging improved brand awareness to, among other things, enhance demand for media rights, increase interest in and competition for race slots and attract a broader array of partners to expand sponsorship revenue opportunities;
●	Transforming races to attract and engage fans through enhancing onsite fan experience, elevating global standards of event production and strengthening circuit collaboration with promoters;
●	Innovating the sport to ensure MotoGP maintains its on-track competitive balance and safety levels and continues to engage and excite fans;
●	Cultivating a sustainable pipeline of future athlete talent to diversify riders outside of Spain/Italy and raising rider profiles to increase their global relevance; and

●	Enhancing the environmental and social impact of MotoGP through a dual approach focused on collaboration with local promoters to implement sustainable event management practices and provide benefit to local communities and collaboration with manufacturers and partners to develop market-ready solutions for sustainability and road safety.

Other Minority Investments

We also own a portfolio of minority equity investments in private companies. These non-core assets may be monetized in the future, potentially through derivative and structured transactions as well as sales.

Regulatory Matters

The operations and business of Formula 1 and MotoGP are subject to European and national competition laws which require Formula 1 and MotoGP at all times to ensure its business practices and agreements are consistent with the operation of competitive markets.

Following an investigation by the European Commission (“E.C.”) into the commercialization of Formula 1 and related agreements in 1999, Formula 1 modified certain of its business practices and changed the terms of a number of its commercial contracts with Formula 1 Teams, broadcasters, promoters and the FIA. In October 2001, the E.C. issued two comfort letters to Formula 1 stating that it was no longer under investigation. Comfort letters are not binding on the E.C. and if it believes that there has been a material change in circumstances, further enforcement action could be taken. The E.C. issued a press release in October 2003 stating that it was satisfied that Formula 1 had complied with the modified practices and terms that had led to its issuing the 2001 comfort letters and that it had ended its monitoring of Formula 1’s compliance.

MotoGP’s operations, including the planning, promotion, and execution of MotoGP Events and other events, are subject to extensive regulation in the countries and jurisdictions in which it operates. MotoGP is generally required to comply with Spanish and European laws and regulations and, when hosting events in other countries, MotoGP adapts to applicable local requirements. Such regulations cover a range of areas that are critical to the safe and lawful conduct of MotoGP’s business.

Competition

With respect to Formula 1 and MotoGP, the F1 Championship and the MotoGP Championship compete with many alternative forms of entertainment, such as other sporting and live events, for television and online viewership, live event attendance and advertising and media rights opportunities. For example, Formula 1 and MotoGP compete for media rights and advertising opportunities with many forms of audio visual entertainment, other global and regional sports rights holders such as the Olympic Games, FIFA World Cup, Champions League, La Liga and Premier League, among many others.

Human Capital Resources

General

As of December 31, 2025, we had 74 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 1,600 full and part-time employees. We believe that our employee relations are good.

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

Similarly, our subsidiaries have undertaken their own individual commitments to developing a diverse workforce. Through its efforts to develop diversity within motorsport, Formula 1 seeks to find the next generation of talent emerging from underrepresented backgrounds. Following the launch of the Formula 1 Engineering Scholarship Program in 2021, Formula 1 has supported 50 students in either their undergraduate or post-graduate engineering degrees at leading universities in the U.K. and Italy, and is in early discussions with the participating universities to extend the program beyond the 2028/2029 academic year. In 2023, Formula 1 launched the F1 Academy series, an all-female driver category, to develop and prepare young female drivers to progress to higher levels of competition. In 2025, the F1 Academy series was featured as a support race at seven Formula 1 Events. As part of a wider program of diversity and inclusion initiatives, Formula 1 has also committed to creating employment opportunities for those from disadvantaged socio-economic backgrounds by offering apprenticeships and internships across the business.

The Road to MotoGP program provides hundreds of young riders an opportunity to excel in motorcycle racing by increasing access to the sport. On track, riders have the chance to compete equally, foster their skills and learn sporting values. Off track, they also get the chance to improve their English and communication skills, and work with rider coaches and support teams.

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

Available Information

All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

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

The information contained on our website and the websites of our subsidiaries mentioned throughout this report is not incorporated by reference herein.

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

Risks Relating to our Corporate History, Macroeconomic Conditions and Industry

Our businesses may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries may include selective acquisitions, other strategic investments and initiatives that allow them to expand their business. The success of any acquisition, including the acquisition of MotoGP, depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

The unaudited pro forma financial information of the Company and MotoGP included in this Annual Report on Form 10-K is presented for illustrative purposes only and does not purport to represent the actual results of operations of the Company or MotoGP had the acquisition of MotoGP occurred on January 1, 2024, or to project the results of operations of the Company for any future periods.

The unaudited pro forma financial information of the Company and MotoGP included in this Annual Report on Form 10-K is presented for illustrative purposes only and does not purport to represent the actual results of operations of the Company or MotoGP had the acquisition of MotoGP occurred on January 1, 2024, or to project the results of operations of the Company for any future periods. The pro forma financial information was prepared based on historical financial information of MotoGP assuming the acquisition of MotoGP took place on January 1, 2024 and includes certain adjustments based on preliminary allocations. Additionally, the pro forma adjustments are based on available information and certain assumptions that our management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of the Company. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of MotoGP had occurred previously and the Company consolidated MotoGP during the periods presented. In addition, future results may differ significantly from those reflected in such pro forma financial information, which does not give effect to the potential impact of current financial conditions, or any anticipated revenue enhancements, cost savings or operating synergies that may result from the acquisition of MotoGP. Further, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors, including those risks described below, may affect the Company’s and MotoGP’s financial condition or results of operations.

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses.

A weak or uncertain economy in the U.S. or globally could adversely affect demand for our products, services and events. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic recession or instability. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of our businesses to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been significant and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any future increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Our Company has overlapping directors with QVC Group, Liberty Broadband, GCI Liberty and Liberty Live and overlapping management with Liberty Broadband, GCI Liberty and Liberty Live, which may lead to conflicting interests.

As a result of transactions between 2011 and 2025 that resulted in the separate corporate existence of our Company, QVC Group, Liberty Broadband, GCI Liberty and Liberty Live, certain executive officers and directors of our Company also serve as executive officers and directors of Liberty Broadband, GCI Liberty and Liberty Live, and there are overlapping directors at QVC Group. Our executive officers and members of our board of directors (the “Board of Directors”) have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at QVC Group, Liberty Broadband, GCI Liberty or Liberty Live have fiduciary duties to that applicable company’s or companies’ stockholders. For example, there may be the potential for a conflict of interest when our Company, QVC Group, Liberty Broadband, GCI Liberty or Liberty Live pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our Company’s directors and officers continue to own QVC Group, Liberty Broadband, GCI Liberty and/or Liberty Live stock and options to purchase stock in those companies. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, QVC Group, Liberty Broadband, GCI Liberty and/or Liberty Live. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, GCI Liberty and Liberty Live has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not to be in breach of their fiduciary duties in certain cases where a corporate opportunity is directed to another person or entity (including our Company, QVC Group, Liberty Broadband, GCI Liberty and Liberty Live) instead of such company. Other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with QVC Group, Liberty Broadband, GCI Liberty, Liberty Live and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, QVC Group, Liberty Broadband, GCI Liberty, Liberty Live or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Both of our operating subsidiaries have operations outside of the U.S. that are subject to numerous operational risks.

Both of our operating subsidiaries have operations in countries other than the U.S. In many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although our operating subsidiaries have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by the policies and procedures of these subsidiaries or the law, could have certain adverse effects on the financial condition and reputation of these subsidiaries. Any failure by these subsidiaries to effectively manage the challenges associated with the international operation of their businesses could materially adversely affect their, and hence our, financial condition.

We may be subject to significant tax liabilities related to the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off.

In connection with the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off, we received opinions of our tax counsel to the effect that, for U.S. federal income tax purposes, each of the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off will qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”) to Liberty and to former holders of Liberty SiriusXM common stock and Liberty Live common stock, respectively. We did not obtain private letter rulings from the Internal Revenue Service (the “IRS”) regarding the U.S. federal income tax treatment of the Liberty Sirius XM Holdings Split-Off or the Liberty Live Split-Off. Opinions of counsel are not binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions reached in such opinions or that a court would not sustain such a challenge. If it is determined that the Liberty Sirius XM Holdings Split-Off and/or the Liberty Live Split-Off do not qualify under Section 355, Section 368(a)(1)(D) and related provisions of the Code, we and the former holders of Liberty SiriusXM common stock and/or Liberty Live common stock who received common stock of Liberty Sirius XM Holdings in the Liberty Sirius XM Holdings Split-Off or of Liberty Live Holdings in the Liberty Live Split-Off could incur significant tax liabilities.

Even if the Liberty Sirius XM Holdings Split-Off and Liberty Live Split-Off otherwise qualify under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Liberty Sirius XM Holdings Split-Off and/or Liberty Live Split-Off would result in a significant U.S. federal income tax liability to us (but not to former holders of Liberty SiriusXM common stock or Liberty Live common stock, respectively) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of (a) our Company or Liberty Sirius XM Holdings (or any successor corporation) as part of a plan or series of related transactions that includes the Liberty Sirius XM Holdings Split-Off or (b) our Company or Liberty Live Holdings (or any successor corporation) as part of a plan or series of related transactions that includes the Liberty Live Split-Off. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinions of tax counsel described above, we, Liberty Sirius XM Holdings or Liberty Live Holdings might inadvertently cause or permit a prohibited change in our, Liberty Sirius XM Holdings’, or Liberty Live Holdings’ ownership to occur, thereby triggering tax liability to us.

Prior to the Liberty Sirius XM Holdings Split-Off and Liberty Live Split-Off, we entered into tax sharing agreements with Liberty Sirius XM Holdings and Liberty Live Holdings, respectively. Under our tax sharing agreement with Liberty Sirius XM Holdings, our Company is generally responsible for taxes and losses resulting from the failure of the Liberty Sirius XM Holdings Split-Off to qualify as a tax-free transaction, subject to certain exceptions for which Liberty Sirius XM Holdings is required to indemnify us, including certain taxes and losses that (a) result primarily from the breach of certain covenants made by Liberty Sirius XM Holdings or the failure of certain representations made by Sirius XM Holdings to be true and correct, or (b) result from the application of Section 355(e) of the Code to the Liberty Sirius XM Holdings Split-Off as a result of the treatment of the Liberty Sirius XM Holdings Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of Liberty Sirius XM Holdings (or any successor corporation). Under our tax sharing agreement with Liberty Live Holdings, Liberty Live Holdings is generally responsible for, and is required to indemnify us for, taxes and certain losses resulting from the Liberty Sirius XM Holdings Split-Off which are not allocated to and paid by Liberty Sirius XM Holdings pursuant to our tax sharing agreement with Liberty Sirius XM Holdings, subject to certain exceptions. Additionally, under our tax sharing agreement with Liberty Live Holdings, Liberty Live Holdings is required to indemnify our Company  for taxes and certain losses resulting from the failure of the Liberty Live Split-Off to qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code, except to the extent that such taxes and losses (a) result primarily from the breach of certain covenants made by us, or (b) result from the application of Section 355(e) of the Code to the Liberty Live Split-Off as a result of the treatment of the Liberty Live Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation). In each case, as the taxpaying entity, we are subject to the risk of non-payment by Liberty Sirius XM Holdings or Liberty Live Holdings of their respective indemnification obligations under the tax sharing agreements.

To preserve the tax-free treatment of the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off, we may determine to forgo certain transactions that might have otherwise been advantageous to our Company, including certain asset dispositions or other strategic transactions for some period of time following the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off. In addition, our potential tax liabilities related to the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off might discourage, delay or prevent a change of control transaction for some period of time following the Liberty Sirius XM Holdings Split-Off and the Liberty Live Split-Off.

The degradation, failure or misuse of the Company’s information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Cloud services, information systems and other technologies that we or our vendors or other partners use are critical to our business activities, and shutdowns or disruptions of, and cybersecurity threats and cybersecurity incidents on, such systems pose increasing risks. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, have occurred in the past and may in the future affect the systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such information systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence and machine learning may intensify the risks of cybersecurity threats and cybersecurity incidents. While we and our vendors and partners continue to develop, implement and maintain security measures seeking to identify and mitigate the risks of cybersecurity threats and cybersecurity incidents, including unauthorized access or misuse, as discussed under Item 1C of this Annual Report on Form 10-K, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring.

In addition, the Company’s recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. Although no cybersecurity incident has been material to the Company’s businesses to date, we expect to continue to be subject to cybersecurity threats and cybersecurity incidents and there can be no assurance that we will not experience a material cybersecurity incident. In addition, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Any cybersecurity incident could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue of Formula 1 and MotoGP, and the Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any cybersecurity incidents and claims, investigations, penalties, fines, damages or settlements arising from cybersecurity incidents. The Company may not have adequate insurance coverage to compensate it for any losses that may occur.

Formula 1 and MotoGP have been, and may in the future be, materially impacted by a pandemic or epidemic, such as COVID-19.

Although Formula 1 and MotoGP saw a return to normal business operations, schedules and events following the COVID-19 pandemic, it is unclear whether and to what extent a future pandemic or epidemic will impact the use of and/or demand for the entertainment, events and services provided by these businesses and demand for sponsorship and advertising assets. If these businesses face cancelled events, closed venues and reduced attendance, as was the result of the COVID-19 pandemic, the impact may substantially decrease our revenue. For example, due to the revenue reductions caused by COVID-19 in 2020 and 2021, these businesses looked to reduce expenses and they may not be able to reduce expenses to the same degree as any decline in revenue due to any future pandemic or epidemic, which may adversely affect our results of operations and cash flow.

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

We may have future capital needs and may not be able to obtain additional financing on acceptable terms and/or may not be able to obtain cash in amounts sufficient to service our corporate-level debt and other financial obligations.

As of December 31, 2025, we had approximately $499 million principal amount of corporate-level debt outstanding, consisting of $475 million outstanding under our 2.25% Convertible Senior Notes due 2027 and $24 million of other obligations. Our ability to meet our financial obligations will depend on our ability to access cash.  Our primary sources of cash include our available cash balances, dividends and interest from our businesses and proceeds from asset sales. Further, our ability to receive dividends, payments or advances from our businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness. The agreements governing such indebtedness (including the debt instruments of certain subsidiaries of Delta Topco, the parent company of Formula 1, and the debt instruments of MotoGP) restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders, non-wholly owned subsidiaries or our partners. We generally do not receive cash, in the form of dividends, loans, advances or otherwise from any of our subsidiaries.  Accordingly, our ability to obtain significant financing in the future, on favorable terms or at all, may be limited. In addition, the global economy has experienced significant volatility and disruptions, including diminished liquidity and credit availability and elevated interest rates, and any future financings or refinancings could be more costly. If debt financing is not available to us in the future, we may obtain liquidity through the sale of debt or equity securities, or we may issue equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to develop our businesses properly, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Businesses

There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1 or MotoGP’s ability to exploit its commercial rights to the F1 Championship or the MotoGP Championship, respectively.

The success of Formula 1 and MotoGP’s businesses and their ability to profitably renew or enter into beneficial new commercial arrangements, including race promotion, media rights and sponsorship contracts, is largely dependent upon the continued popularity of the F1 Championship and the MotoGP Championship, respectively. Similarly, the sponsorship and other revenue generation of the Formula 1 Teams and MotoGP Teams (together with the Formula 1 Teams, the “Teams”) are dependent on such continued popularity and, if such revenue decreased, it may impact their ability or willingness to continue participating in the F1 Championship or MotoGP Championship, respectively. The popularity of Formula 1 and MotoGP globally and in particular countries and regions may be influenced by competition from any rival championship and other forms of motor sport or similar entertainment that challenge Formula 1 and MotoGP’s respective positions and reputation as the pinnacle of their respective world motor sports, the continued participation of the leading Teams, the perceived entertainment value of the F1 Championship and the MotoGP Championship, changes in societal views on automobiles and motorcycles more generally and an unfavorable economic climate that may discourage fans from attending Formula 1 Events and/or MotoGP Events (together with Formula 1 Events, “Events”) or make it more difficult to expand into new markets, all of which could change rapidly and cannot be predicted. See “-Rival motor sport events could be established involving existing Teams or different teams, or existing Teams may divert their resources to participate in another motor sport event, which could lead to fewer Teams and race circuits being involved in Formula 1 or MotoGP, or a Team’s primary engagement in motor sport being in another motor sport event, either of which could diminish the competitive position of Formula 1 and/or MotoGP.” Formula 1 and MotoGP also face stiff competition from other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources, as well as from the availability of alternative forms of entertainment and leisure activities. Formula 1 and MotoGP each compete for attendance, viewership and advertising with a wide range of alternatives. As a result of the large number of options available, Formula 1 and MotoGP face strong competition for the attention of sports fans.

Further, a scandal that undermines the credibility of either sport, such as a race fixing scandal or accident could also adversely affect the popularity of Formula 1 or MotoGP. In particular regions, the popularity of the F1 Championship and the MotoGP Championship varies depending upon the participation and performance of drivers/riders and Teams from that region. There is no assurance that Formula 1 or MotoGP will be able to compete effectively with other forms of sports or entertainment or that either the F1 Championship or the MotoGP Championship will maintain its popularity either globally or in any particular country or region. Any decrease in the continued popularity of the F1 Championship or the MotoGP Championship may affect Formula 1 or MotoGP’s ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial conditions, results of operations and prospects, and in turn materially and adversely affect the Company.

Termination of the 100-Year Agreements could cause Formula 1 to discontinue its operations.

Under the 100-Year Agreements, entered into by Formula 1 and the FIA in 2001, Formula 1 was granted an exclusive license with respect to all of the commercial rights to the F1 Championship, including its trademarks. This license, which took effect on January 1, 2011 and will expire on December 31, 2110, maintains Formula 1’s exclusive commercial rights to the F1 Championship which Formula 1 held under previous agreements with the FIA, among other things. The license under the 100-Year Agreements is critical to the ongoing operation of Formula 1’s business. Formula 1’s rights under these agreements can be terminated by the FIA if Formula 1 materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights), undergoes an unpermitted change of control, interferes with certain of the FIA’s rights under the 100-Year Agreements or experiences certain insolvency events. If Formula 1’s license under the 100-Year Agreements was terminated in accordance with its terms or the FIA or another person successfully challenged the validity of that license (or the 100-Year Agreements as a whole), it could cause Formula 1 to discontinue its operations, lead to the termination of substantially all of Formula 1’s commercial contracts, prevent Formula 1 from exploiting the commercial rights to the F1 Championship and require Formula 1 to discontinue use of the F1 Championship trademarks and other intellectual property rights, which would materially and adversely affect the Company.

Termination of the FIM Agreement could cause MotoGP to discontinue its operations.

Under the FIM Agreement, MotoGP was granted the exclusive right to commercially manage, promote and organize the MotoGP Championship, and all of the FIM’s rights with respect to certain intellectual property related thereto. The FIM Agreement, which will expire on December 31, 2060, sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship. The rights granted under the FIM Agreements are critical to the ongoing operation of MotoGP’s business. MotoGP’s rights under the FIM Agreement can be terminated by the FIM if MotoGP materially breaches the relevant agreements (with certain of such breaches subject to certain cure rights) or undergoes an unpermitted change of control. If the FIM Agreement were terminated in accordance with its terms or the FIM or another person successfully challenged the validity of the rights granted thereunder (or the FIM Agreement as a whole), it could cause MotoGP to discontinue its operations, lead to the termination of substantially all of MotoGP’s commercial contracts, prevent MotoGP from exploiting the commercial rights to the MotoGP Championship and require MotoGP to discontinue use of the MotoGP logo and other intellectual property rights, which would materially and adversely affect the Company.

Formula 1 Teams may, in certain circumstances, terminate their existing commitment to participate in the F1 Championship or breach their obligations and withdraw.

Formula 1’s ability to effectively stage the F1 Championship depends on the ongoing involvement of its participants. Pursuant to the 2026 Concorde Commercial Agreement, each of the current 11 Formula 1 Teams have committed to participate in the F1 Championship until December 31, 2030, subject to earlier termination upon the occurrence of certain events. Formula 1 cannot provide assurance that any of the Formula 1 Teams will commit to participate in the F1 Championship beyond 2030 on terms acceptable to Formula 1 or at all, or that the FIA will enter into a subsequent Concorde Governance Agreement beyond 2030 on terms acceptable to Formula 1 or at all. If any of the Formula 1 Teams cease to participate in the F1 Championship, Formula 1 may attempt to encourage new entrants to the F1 Championship; however, there is no assurance Formula 1 will be successful in attracting new entrants. If such departing Formula 1 Teams were not replaced, it would result in fewer competitors in the F1 Championship as compared to recent seasons, which may impact the perceived entertainment value of the Formula 1 Events.

Even if a Formula 1 Team has committed to participate in the F1 Championship it may be able to exercise termination rights under the 2026 Concorde Commercial Agreement in certain circumstances and withdraw. For additional information regarding the 2026 Concorde Commercial Agreement, see “Item 1. Business—Formula 1—Key Commercial Agreements—Key Provisions.”

A lesser number of Formula 1 Teams may reduce the popularity of Formula 1 which may affect its ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect Formula 1’s business, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Company.

Termination of the IRTA Agreements could cause MotoGP to discontinue its operations, and a reduction in the number of MotoGP Teams could reduce the appeal of the MotoGP Championship.

MotoGP’s ability to effectively stage the MotoGP Championship currently depends on the ongoing involvement of its participants. Pursuant to the 2022 IRTA Agreement, IRTA, representing all of the MotoGP Teams, agreed to provide MotoGP with services through the end of the 2026 season, subject to earlier termination upon the occurrence of certain events. Although MotoGP and IRTA are currently negotiating terms for the participation of IRTA and the MotoGP Teams for the 2027-2031 period, MotoGP cannot provide assurance that IRTA or any of the MotoGP Teams will commit to participate in the MotoGP Championship beyond the 2026 season, or that IRTA will enter into a subsequent agreement beyond 2026. In addition, any negotiation for an extension to the terms of the 2022 IRTA Agreement or the other IRTA Agreements could result in less favorable terms to MotoGP. Pursuant to the 2022 IRTA Agreement, IRTA is responsible for contracting with the MotoGP Teams and each MotoGP Team’s respective riders on an annual basis. Failure on the part of IRTA to satisfy such obligations may reduce the popularity of MotoGP, affecting MotoGP’s ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect the Company.

A lesser number of teams may reduce the popularity of MotoGP, which may affect its ability to enter into or renew race promotion, media rights, advertising, sponsorship or other commercial agreements, which may materially and adversely affect MotoGP’s business, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Company.

The FIA may take actions that are not in Formula 1’s interest.

The FIA is the governing body of the F1 Championship and a party to the 100-Year Agreements, the 2013 Concorde Implementation Agreement and the 2026 Concorde Governance Agreement. In its capacity as the governing body of the F1 Championship, the FIA must place safety and other sporting concerns over Formula 1’s commercial interests. As a result, the FIA may take actions with respect to safety and sporting standards and regulations that conflict with Formula 1’s interests as the commercial rights holder, including by increasing the cost to Formula 1 Teams of participating in the F1 Championship, diminishing the visual and sonic spectacle of applicable Formula 1 Events, imposing fines on or excluding applicable Formula 1 Teams, cancelling or delaying an applicable Formula 1 Event, withholding approval for the staging of an applicable Formula 1 Event, a new circuit or Formula 1’s proposed season calendar or establishing regulations without the support of the Formula 1 Teams. As a party to the 100-Year Agreements and the 2026 Concorde Governance Agreement, the FIA has certain rights, and the exercise or purported exercise of the FIA’s rights thereunder may conflict with Formula 1’s interests. Any actions taken by the FIA that conflict with Formula 1’s interests may materially and adversely impact Formula 1’s operations and revenue, and in turn may materially and adversely affect the Company.

The FIM may take actions that are not in MotoGP’s interest.

The FIM is the governing body of the MotoGP Championship. In its capacity as the governing body of the MotoGP Championship. The FIM and MotoGP must mutually agree on changes to the MotoGP Championship. As a result, the FIM may not agree to take actions with respect to the MotoGP Championship that MotoGP, as the commercial rights holder of the MotoGP Championship, feels are in the interest of the commercial aspects of the sport, such as changes to regulations to enhance the appeal of the MotoGP Championship to fans. The FIM could also take actions, such as withholding approval for the homologation of a circuit or approval of MotoGP’s proposed season calendar. Failure to consent to proposed changes to the MotoGP Championship, other actions by the FIM, may conflict with MotoGP’s interests and may materially and adversely impact MotoGP’s operations and revenue, and in turn may materially and adversely affect the Company.

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

Formula 1 and MotoGP are also required to comply with general European Union (the “E.U.”) and national competition laws, which require Formula 1 and MotoGP at all times to ensure their business practices and agreements are consistent with the operation of competitive markets. Failure to comply with the relevant laws and rules can give rise to challenges by the EC, national competition regulators and other interested parties. In addition, those laws and rules could cause certain of Formula 1’s or MotoGP’s commercial contracts to be unenforceable in whole or in part and/or require various terms (including duration, scope and exclusivity) to be modified, and/or Formula 1 or MotoGP could be liable for damages or other sanctions.

Formula 1 and MotoGP have each separately sought to adopt practices and conclude commercial contracts that take into account competition law as it applies to the specific nature of Formula 1 and MotoGP’s respective sporting and entertainment businesses, Formula 1 and MotoGP’s respective roles within those businesses and the roles of the counterparties to Formula 1 and MotoGP’s respective commercial contracts. However, given the uncertainty of the law in this area, and the possibility of third parties instigating action, there is a risk of E.C. investigations, challenges or proceedings against Formula 1 or MotoGP. For example, two Formula 1 Teams made a complaint against Formula 1 to the E.C. in September 2015 regarding the distribution of the Prize Fund and current sporting governance arrangements. Formula 1 disputed the complaint as being without merit and believed it was a commercial dispute and not one that involved any breach of competition law. Although this particular complaint was withdrawn by the two Formula 1 Teams in early 2018, for the reasons set out above, no assurance can be given that there will not be future E.C. investigations, challenges or proceedings regarding unasserted matters involving Formula 1 or MotoGP.

Any of the foregoing could materially and adversely affect Formula 1’s or MotoGP’s respective business, financial condition, results of operations and prospects, which in turn could materially and adversely affect the Company.

Formula 1 or MotoGP may be unable to renew, replace or renegotiate on favorable terms one or more of Formula 1’s or MotoGP’s respective race promotion, media rights or sponsorship contracts.

Formula 1’s race promotion, media rights and sponsorship contracts typically have terms of three to seven years, three to five years and three to five years, respectively, but may on occasion be of longer duration.  MotoGP’s race promotion, media rights and sponsorship agreements typically have terms of three to seven years, one to five years and one to five years, respectively. When these contracts expire, Formula 1 or MotoGP may not be able to renew or replace them with contracts on similar terms or at all. Further, counterparties to Formula 1 or MotoGP contracts may seek to terminate or renegotiate them, and Formula 1 or MotoGP may not be able to replace terminated contracts with contracts on similar terms, or at all, or renegotiate contracts on terms that are as favorable to Formula 1 or MotoGP, respectively. Formula 1 and MotoGP’s respective abilities to renew, replace or renegotiate its contracts on similar terms, or at all, is dependent on a number of factors that Formula 1 and/or MotoGP may not be able to control or predict, including the popularity of Formula 1 and MotoGP, the value of live sports rights generally, relevant regulations, economic conditions in the relevant countries and the spending capacity and priorities of Formula 1 and MotoGP’s respective counterparties. Additionally, many of Formula 1 and MotoGP’s respective race promotion and media rights contracts are directly or indirectly with, or guaranteed by, governmental bodies or agencies and a change in their spending capacity or priorities could impact Formula 1 or MotoGP’s negotiations with them. A failure to renew, replace or renegotiate Formula 1 or MotoGP’s existing contracts on similar or improved terms could result in, among other things, the cancellation of an Event, the payments received by Formula 1 or MotoGP decreasing, the term of the contracts being shortened, termination rights being granted to Formula 1 or MotoGP’s counterparties and other contractual terms and conditions being introduced that could materially and adversely affect Formula 1 or MotoGP’s respective business, financial condition, results of operations and prospects, and in turn could materially and adversely affect the Company.

Formula 1 and MotoGP are exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s and MotoGP’s respective key commercial contracts.

Future payments under Formula 1 and MotoGP’s respective core commercial contracts, including Formula 1 and MotoGP’s respective race promotion, media rights and sponsorship contracts are typically made periodically over the course of several years. Formula 1 and MotoGP’s respective abilities to generate cash flow is heavily dependent on collecting amounts owed to them under these contracts. A change in the credit quality of one or more of Formula 1 or MotoGP’s respective counterparties over the term of their contract with Formula 1 or MotoGP may increase the risk of non-payment. Certain of Formula 1 and MotoGP’s respective counterparties are directly or indirectly governments or agencies thereof, some of which have previously experienced a deterioration in their credit quality. Formula 1 and MotoGP may also generally experience difficulties or be unable to recover payments owed to it by governments or agencies thereof because of their sovereign or semi-sovereign status. Additionally, an appreciation of the U.S. dollar (in the case of Formula 1) or the U.S. dollar and/or Euro (in the case of MotoGP) against the functional currencies of Formula 1 and MotoGP’s respective counterparties increases the risk of non-payment. See “-Fluctuations in the value of the U.S. dollar and/or the Euro against the functional currencies of Formula 1 or MotoGP’s respective businesses and Formula 1 or MotoGP’s respective counterparties’ businesses could adversely affect Formula 1 or MotoGP’s respective profitability and the Company.” The failure of one or more of Formula 1 or MotoGP’s respective counterparties to pay outstanding amounts owed to it could materially and adversely affect Formula 1 or MotoGP’s respective cash flows and results of operation, and in turn could materially and adversely affect the Company.

Potential challenges by tax authorities in the jurisdictions in which Formula 1 and MotoGP operate could adversely affect Formula 1 and MotoGP’s respective financial results and position and in turn, the Company.

Formula 1 and MotoGP’s respective taxes are based upon the applicable tax laws and tax rates in effect in the jurisdictions in which they operate and upon the nature of Formula 1 and MotoGP’s respective business arrangements and activities with and in such jurisdictions. When computing their tax obligations in these jurisdictions, Formula 1 and MotoGP each endeavor to apply national and international tax rules consistently and in accordance with generally accepted interpretations and practice. However, such rules, and their application to Formula 1 and MotoGP’s respective businesses, may not be entirely clear in all cases and may be interpreted differently by the applicable tax authorities. There can be no assurance that, upon review of Formula 1 or MotoGP’s respective positions, the applicable tax authorities will agree with such positions. If a tax authority successfully challenges Formula 1 or MotoGP’s respective positions with respect to their business arrangements, intercompany pricing policies, or the taxable presence of subsidiaries in certain jurisdictions, or if Formula 1 or MotoGP lose a material tax dispute in any jurisdiction, then Formula 1 or MotoGP may be exposed to additional tax liabilities and penalties, which may materially and adversely affect their respective financial condition, results of operations and prospects, and in turn may materially and adversely affect the Company.

Changes in tax laws could adversely affect Formula 1, MotoGP and the Company.

Formula 1 and MotoGP operate in various jurisdictions and are subject to changes in applicable tax laws, treaties or regulations in those jurisdictions. A material change in the tax laws, treaties or regulations, or their interpretation, of any jurisdiction with which Formula 1 or MotoGP does business, or in which Formula 1 or MotoGP has significant operations, could adversely affect Formula 1 or MotoGP.

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

The first of the OECD’s “pillars” establishes a new taxing right for countries in which a business has a significant economic presence, even though the business may not have the degree of physical presence in that country needed to establish a taxing right under existing tax treaties. This new taxing right is subject to several conditions, exclusions and exceptions, and will initially affect only multinational enterprises with global turnover above 20 billion euros.

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

In June 2025, the U.S. reached an understanding with the other G7 members that the U.S. would remove a proposed retaliatory tax from the One Big Beautiful Bill Act, which was enacted into law on July 4, 2025, in exchange for an exclusion of U.S. parented groups from certain aspects of the second pillar.  This understanding was non-binding and included only the G7 states. However, the OECD released significant administrative guidance on January 5, 2026, which is intended to resolve uncertainty about how the second pillar will apply to U.S. parented groups.  A new safe harbor introduced by the administrative guidance should effectively deem the U.S. tax system to be compliant with the second pillar and exempt U.S. parented groups from the scope of certain taxes, which should simplify ongoing compliance for affected enterprises.

Depending on how the jurisdictions in which Formula 1 and/or MotoGP operate, and those in which the Company and its subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, and depending on the future evolution of the OECD’s “Two Pillar” approach, Formula 1 and/or MotoGP could be adversely affected due to their income being taxed at higher effective rates.

Formula 1 and MotoGP may face difficulties expanding into new markets, including as a result of being unable to attract race promoters for new Events.

Formula 1 and MotoGP have recently staged Events in a number of new markets and intend to explore further opportunities for expansion. Attracting race promoters to the F1 Championship or MotoGP Championship in such markets on terms that are attractive to Formula 1 and MotoGP, respectively, will be largely dependent on the popularity of the Formula 1 and MotoGP brands in such markets and Formula 1 and MotoGP’s perceived ability to deliver the benefits that race promoters desire, such as publicity for the host city/region, economic impact or tourism. See “-There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1 or MotoGP’s ability to exploit its commercial rights to the F1 Championship or the MotoGP Championship, respectively.” Additionally, Formula 1 or MotoGP may have difficulties entering into agreements with race promoters that have the necessary resources and experience to obtain all the necessary FIA or FIM, governmental and sporting approvals and successfully stage an Event. Events in new markets also require significant investments in circuit infrastructure and other administrative costs by Formula 1’s or MotoGP’s respective race promoters which may not be recouped and may generate fees below those received from Events staged in more developed markets.

In addition, under the 2026 Concorde Governance Agreement and the 2026 Concorde Commercial Agreement, the consent of 70% of the Formula 1 Teams is required if there are more than 24 Formula 1 Events in a season or if there are fewer than eight Formula 1 Events across Europe and North America combined. See “Item 1. Business-Formula 1-Key Commercial Agreements-Key Provisions.” Also, under the 100-Year Agreements as amended by the 2013 Concorde Implementation Agreement, Formula 1 must obtain the FIA’s approval to stage more than 25 Formula 1 Events (or beginning in 2031, more than 17 Formula 1 Events unless the FIA and Formula 1 make a new agreement on this point). Under the IRTA Agreements, MotoGP must obtain IRTA’s approval to stage more than 22 MotoGP Events. There is no assurance such approvals will be obtained by Formula 1 or MotoGP if sought.

Formula 1 and MotoGP’s respective businesses are subject to laws and regulations including with respect to advertising, media rights and the environment, and changes in and judicial interpretations of such laws and regulations could materially and adversely affect Formula 1, MotoGP and/or the Company.

Formula 1 and MotoGP’s respective businesses are subject to laws and regulations, including advertising, media rights, environmental and health and safety laws and regulations. Such legal regimes are subject to periodic governmental review, legislative initiatives and judicial interpretations, any of which could adversely affect Formula 1 or MotoGP’s respective businesses and their profitability. A substantial part of Formula 1’s, MotoGP’s, broadcasters’ and the Teams’ revenue come from sponsorship contracts. If new restrictions or bans on advertising specific products or services that are advertised in Formula 1 or MotoGP are introduced, it may reduce Formula 1 or MotoGP’s or the Teams’ sponsorship revenue or advertising revenue of Formula 1 or MotoGP’s broadcasters, which in turn may reduce the value of Formula 1 or MotoGP’s respective media rights contracts and impact the Teams’ desire to continue participating in Formula 1 or MotoGP. For example, advertising of alcohol is restricted in certain countries where Events are held. Advertising laws could also be introduced preventing the broadcast of images that include a restricted brand, thereby preventing Formula 1 or MotoGP from licensing television rights in an affected country. Additionally, as Formula 1 and/or MotoGP expand into new markets, local customs, practices and cultural sensitivities may require Formula 1, MotoGP and the Teams to restrict advertising of certain products even if not required by law.

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

Environmental laws could also be introduced placing limits on engine design and Event activities. Motor sport has also been banned in certain countries. For example, Switzerland banned motor sport from 1955 to 2007 following an accident at the 24 Hours of Le Mans that killed spectators and a driver. A ban on motor sport in any country where Formula 1 and/or MotoGP hold an Event could result in a reduction in Formula 1 or MotoGP’s respective revenue and as a consequence, may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial condition and prospects, which in turn may materially and adversely affect the Company.

Events beyond Formula 1 or MotoGP’s control may cause one or more Events to be cancelled or postponed or prevent Formula 1 or MotoGP from providing an international television feed, each of which could result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 or MotoGP may be unable to provide an international television feed of an Event, due to factors beyond their control, including an inability to transport Formula 1’s, MotoGP’s and the Teams’ equipment to an Event, power failures, natural disasters or extreme weather, geopolitical conditions or international conflicts, parties to Formula 1 or MotoGP race promotion contracts terminating those contracts, embargoes or sanctions, homologation issues, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts. Most recently Formula 1 and MotoGP have had Events cancelled due to severe flooding in the regions where the Events were scheduled to take place, due to circumstances arising from Russia’s invasion of Ukraine (in the case of Formula 1) and other political circumstances in the host country (in the case of MotoGP). MotoGP had to cancel the 2024 India Grand Prix as result of not finding a suitable promoter and the 2024 Kazakhstan Grand Prix due to homologation and promoter performance issues. During the 2020 and 2021 seasons, a number of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1 and MotoGP’s respective insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 or MotoGP the respective race promotion fees with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 or MotoGP depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1 and MotoGP’s respective broadcast contracts include a provision to reduce the fee payable to Formula 1 or MotoGP if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 for Formula 1 Events and 16 and 20 for MotoGP Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 or MotoGP may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1 or MotoGP’s respective fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 or MotoGP to substitute another Event for the cancelled Event and Formula 1 or MotoGP does so. If an Event is cancelled, Formula 1 and/or MotoGP will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Formula 1 Event weekends, or VIP Village, offered at MotoGP Events.

Accidents during Events may cause losses that are not covered by insurance, disrupt an Event and cause Formula 1 and/or MotoGP reputational damage.

Racing accidents occur in Formula 1 and MotoGP and their respective support races. Fatal racing accidents have previously occurred at Events and there can be no guarantee that a fatal accident will not occur at a future Event. Fatal accidents, particularly if they involve public spectators, could damage the reputation of Formula 1 and/or MotoGP and decrease their popularity, any of which could materially and adversely affect Formula 1 and/or MotoGP. Accidents can also result in the cancellation of a practice, a qualifying session or a race. Additionally, persons harmed in any accident could seek compensation from Formula 1 or MotoGP. Formula 1, MotoGP and their respective promoters purchase insurance coverage for each Event. Drivers, riders and Teams also purchase their own insurance coverage. However, there can be no assurance that such insurance policies will provide adequate coverage at all times and in all circumstances. If Formula 1 and/or MotoGP are held liable for damages beyond the scope of the insurance coverage available to Formula 1 or MotoGP (including the insurance contract procured by the race promoter to include coverage for Formula 1 or MotoGP), Formula 1 or MotoGP’s respective businesses, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the Company.

Terrorist acts during Events may cause Formula 1 and/or MotoGP damage and losses that are not covered by insurance.

Formula 1 and MotoGP are high profile sports with global fan bases and Events are attended by a large number of spectators. An Event, like any other major sporting event, could be the target of an actual or threatened terrorist act, either of which could disrupt Formula 1 and/or MotoGP and lead to the cancellation of Events, increase security requirements and result in a decline of spectator attendance at Events. Additionally, persons harmed in any terrorist act may attempt to seek compensation from Formula 1 or MotoGP. The general risk of a terror attack has increased recently in a number of the countries in which Events are held. Formula 1 and MotoGP each purchase a portfolio of annual insurance policies covering the risks of their respective activities, including those undertaken at Events. Individual race promoters of Formula 1 Events purchase insurance policies to protect their Formula 1 Events, including a primary liability policy that protects Formula 1 and other participants in the event of third-party claims, including those for personal injury, equipment and property damage. Race promoters also place coverage to protect Formula 1 and other participants from claims arising from acts of terrorism or an active assailant attack. In addition to the coverage provided by race promoter purchased policies, Formula 1’s own policies extend to cover both its broadcast and other equipment, and its employer and third-

party liability exposures to acts of terrorism, but not active assailant risks.  Individual race promotors of MotoGP Events likewise purchase insurance policies with respect to their MotoGP Events, including all-risk policies to protect MotoGP and other participants in their MotoGP Events. MotoGP also obtains general liability insurance policies covering its business. However, despite the coverage in place, there can be no assurance that these Formula 1, MotoGP and promoter-placed policies will be adequate at all times and in all circumstances. If Formula 1 or MotoGP are held liable for damages beyond the scope of their insurance coverage (their own and that arranged by their respective race promoters) and/or is unable to obtain indemnification from the relevant insurer(s), Formula 1 or MotoGP’s respective businesses, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the Company.

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

In the future, it is possible that a rival motor racing series similar to Formula 1 and/or MotoGP could be established, involving existing Teams and/or different teams or an existing motor sport event could become more popular and become a rival series to Formula 1 and/or MotoGP. Such a rival series could lead to fewer Teams and race circuits in Formula 1 and/or MotoGP, reduce the budget that a Team is willing to spend on its participation in Formula 1 and/or MotoGP, or diminish the competitive position of Formula 1 and/or MotoGP and materially and adversely affect Formula 1 or MotoGP’s respective results of operations and business and, which in turn could materially and adversely affect the Company. In addition, certain of Formula 1’s commercial contracts could be terminated if Formula 1 ceased to be the premier motor racing series for open wheel single-seater cars. Pursuant to the 2026 Concorde Commercial Agreement, each of the Formula 1 Teams have committed to participate in the F1 Championship until December 31, 2030 and pursuant to the IRTA Agreements, each of the MotoGP Teams have committed to participate in MotoGP until the end of the 2026 MotoGP season. If rival motor racing series are established (or if an existing series develops into a rival series), this may reduce the popularity of Formula 1 and/or MotoGP, leading to a decline in the value of Formula 1 or MotoGP’s respective commercial contracts, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, financial condition, results of operations and prospects, and in turn may materially and adversely affect the Company. See “-There could be a decline in the popularity of Formula 1 or MotoGP, which may have a material adverse effect on Formula 1’s or MotoGP’s ability to exploit its commercial rights to the F1 Championship or the MotoGP Championship, respectively” and “-Formula 1 Teams may, in certain circumstances, terminate their existing commitment to participate in the F1 Championship or breach their obligations and withdraw.”

Changes in consumer viewing habits and the emergence of new content distribution platforms could adversely affect Formula 1 or MotoGP’s respective businesses and the Company.

The manner in which consumers view televised sporting events is changing rapidly with the emergence of alternative distribution platforms. Digital cable, internet and wireless content providers are continuing to improve technologies, content offerings, user interfaces and business models that allow consumers to access video-on-demand or internet-based tools with interactive capabilities including start, stop and rewind. Formula 1 and MotoGP’s respective exclusive commercial rights place no limits on the platforms on which they can operate, including online. However, such developments may affect the profitability or effectiveness of Formula 1 or MotoGP’s respective existing licensing practices and there is no guarantee that Formula 1 or MotoGP will be successful in adapting their respective licensing practices and/or media platforms as consumer viewing habits change. If either Formula 1 or MotoGP is unsuccessful in adapting its licensing practices and/or media platforms as consumer viewing habits change, Formula 1 or MotoGP’s viewership levels (whether on traditional or new platforms) may decrease and/or their respective licensing practices may become less profitable, leading to the possibility of a reduction in the value of their media rights and sponsorship contracts. Any reduction in the value of Formula 1 or MotoGP’s respective commercial rights and/or contracts may materially and adversely affect their respective revenues, business, financial condition, results of operations and prospects, which in turn may materially and adversely affect the Company. While Formula 1 and MotoGP’s monetization of their respective television rights has increased in recent years, there can be no assurance that such increases will continue or that Formula 1 or MotoGP’s level of such monetization will be comparable to that of other sporting events.

If confidential information regarding Formula 1 or MotoGP’s respective business arrangements is disclosed or leaked, it could affect Formula 1 or MotoGP’s relationships with counterparties and/or Teams and result in less favorable commercial contracts and adversely affect Formula 1 or MotoGP’s respective businesses and the Company.

The success of Formula 1 and MotoGP’s respective businesses depends on maintaining good relationships with Formula 1 and MotoGP’s respective counterparties (including race promoters, broadcasters and sponsors) and the Teams and entering into race promotion, media rights, sponsorship and other commercial contracts on favorable terms. If confidential information regarding Formula 1 or MotoGP’s respective business arrangements with their counterparties and/or the Teams were to be disclosed or leaked, it could harm Formula 1 or MotoGP’s relationships with those parties and result in less favorable terms in their respective commercial contracts, including with respect to pricing and adversely affect their respective businesses, results of operation, financial condition and prospects, which in turn could materially and adversely affect the Company.

Formula 1 and MotoGP depend on trademarks, copyrights and intellectual property.

Formula 1 and MotoGP rely on certain trademarks, copyrights and other intellectual property to protect their rights, including their brands, logos and television footage. The existence of complex factual and legal issues may give rise to uncertainty as to the validity or subsistence, scope and enforceability of a particular trademark, copyright or other intellectual property or contractual right in a particular jurisdiction. While historically Formula 1 and MotoGP have been widely transmitted by free-to-air television, which reduced their attractiveness as targets for piracy and other infringement, Formula 1 and MotoGP are increasingly transmitted by pay TV operators, which are greater targets for piracy. Formula 1 and MotoGP’s respective intellectual property, and in particular the Formula 1 and MotoGP brands (including the F1 and MotoGP logos) and television footage are potential targets for counterfeiting, piracy and other infringement. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, increased broadband internet speed and penetration and increased availability and speed of mobile data transmission have made the unauthorized digital pirating and distribution of televised sporting events easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. If Formula 1 and/or MotoGP are unsuccessful in preventing widespread piracy and illegal live streaming of Events in the future, these activities could result in lost revenue and a reduction in the value of Formula 1 or MotoGP’s respective media rights, which may materially and adversely affect Formula 1 or MotoGP’s respective businesses, results of operation, financial condition and prospects, and in turn may materially and adversely affect the Company. Further, the availability of certain artificial intelligence tools could facilitate the creation of infringing works based on the unauthorized use of our intellectual property. The legal landscape for some new technologies, including some artificial intelligence tools, remains uncertain and development of the law in this area could impact our intellectual property.

Formula 1 and MotoGP’s processing, storing, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.

Formula 1 and MotoGP each receive, transmit and store a large volume of personal data and other user data, primarily in the processing of consumer transactions and managing their employees. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by Formula 1 and MotoGP, respectively. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal data and user data. Specifically, personal data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, which are intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal data and restricts transfer of personal data to countries that are deemed not to have adequate protection, such as the U.S. For transfers to the U.S., companies have to rely on standard contractual clauses (“SCCs”) or the new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield.  Following the United Kingdom’s (“U.K.”) withdrawal from the E.U., on June 28, 2021, the EC determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area.  As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework. On December 19, 2025, the E.C. renewed the U.K. adequacy decisions, allowing personal data to flow freely between the E.U. and the U.K. until December 27, 2031. At present, digital activities involving user tracking, such as through cookies and similar technologies, are governed by a fragmented and evolving legal landscape across the E.U., U.K., and U.S. In the U.S., there has been a notable rise in consumer class action lawsuits under state-level wiretapping laws and the federal Video Privacy Protection Act, particularly targeting the unauthorized sharing of user data with third parties. Meanwhile, in the E.U., digital regulation is advancing through enforcement of existing regulatory frameworks and the timeline for the adoption of a single, unified ePrivacy Regulation, which aims to introduce stricter rules on cookies and other tracking technologies, remains uncertain. Other than GDPR and U.K. GDPR, similar stringent data privacy laws have been enacted across a number of countries, including Brazil, China, Japan, South Korea, India, United Arab Emirates, Saudi Arabia and Qatar. There is also an increasing trend of countries restricting cross-border data flows, requiring closer scrutiny on how this may impact Formula 1’s and/or MotoGP’s ability to collect and transfer personal information

California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in February 2024. The CPPA also finalized new regulations in September 2025 that will require certain companies to conduct annual cybersecurity audits, with such audits due starting in April 2028, April 2029 or April 2030 depending on the revenues and amount of personal information collected by the business.  In addition, starting January 1, 2026, covered businesses must conduct risk assessments involving certain kinds of processing that pose a significant risk to consumers and set up notice and opt-out and access procedures for the use of automated decision-making technology in connection with certain kinds of significant decisions involving consumers. These proposed new requirements could increase Formula 1 and MotoGP’s costs of compliance and impact their operations and the products and services they offer. Since the enactment of the CCPA, multiple states have enacted data privacy laws that are currently in effect or will take effect in 2026.

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

The terms of Formula 1 and MotoGP’s respective indebtedness may limit their financial and operating flexibility.

Covenants contained in the agreements governing Formula 1’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness or be a creditor in respect of financial indebtedness;

●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	make any payment in respect, or on account of, indebtedness owing to Liberty or certain of its affiliates;
●	issue or sell capital stock;
●	acquire assets or make investments;
●	sell assets (including capital stock of subsidiaries);
●	create liens;
●	enter into sale and leaseback or finance lease transactions;
●	acquire an interest in or invest in any joint venture;
●	enter into transactions with shareholders or affiliates except on arm’s length terms for full market value, including in relation to the provision of goods or services;
●	enter into any contractual or similar restriction which restricts their ability to pay dividends or other distributions, make loan repayments or loans;
●	effect a consolidation or merger;
●	amend material commercial contracts; and
●	enter into derivative transactions in respect of exposures which are unconnected to Formula 1’s credit facilities.

Covenants contained in the agreements governing MotoGP’s credit facilities will restrict the ability of its subsidiaries to, among other things:

●	incur or guarantee additional indebtedness;
●	pay dividends, redeem their share capital, purchase capital stock, make investments or other restricted payments;
●	sell assets (including capital stock of its subsidiaries);
●	create liens;
●	enter into transactions with affiliates; and
●	effect consolidations or mergers.

Formula 1 and/or MotoGP may also be required to repay their respective credit facilities upon the occurrence of certain events. Neither Formula 1 nor MotoGP can give any assurance that they will be able to finance such a repayment. Failure to comply with an obligation to repay such credit facilities would result in an event of default which could materially and adversely affect Formula 1 and/or MotoGP and the Company.

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

Variable rate indebtedness subjects Formula 1 and MotoGP to interest rate risk, which could cause their respective debt service obligations to increase significantly.

Borrowings under Formula 1 and MotoGP’s credit facilities are at variable rates of interest, which expose Formula 1 and MotoGP to interest rate risk. If interest rates increase, their respective debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, and net income and cash flow could decrease.

In order to manage Formula 1 and MotoGP’s exposure to interest rate risk, they have and may in the future enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If Formula 1 or MotoGP are unable to enter into interest rate swaps, it may adversely affect their cash flow and may impact Formula 1 and/or MotoGP’s ability to make required principal and interest payments on their respective indebtedness. Even if Formula 1 and MotoGP use these instruments to selectively manage risks, there can be no assurance that they will be fully protected against material interest rate fluctuations.

Fluctuations in the value of the U.S. dollar and/or the Euro against the functional currencies of Formula 1 or MotoGP’s respective businesses and Formula 1 or MotoGP’s respective counterparties’ business could adversely affect Formula 1’s or MotoGP’s respective profitability and the Company.

In 2025, a significant proportion of Formula 1 and MotoGP’s revenue and costs, including cash and debt, were denominated in U.S. dollars and the Euro, respectively. Formula 1 and MotoGP also operate in a number of other currencies, most notably the pound sterling. There may be a mismatch between the amount of a local currency Formula 1 and/or MotoGP generate in revenue and incur in expenses, including debt expenses. Our financial statements translate local currency transactions into U.S. dollars. Formula 1 and MotoGP occasionally use derivatives to hedge their respective exposure to more significant foreign currency risk. There is no assurance that such measures will be successful and fluctuations in the value of the U.S. dollar against Formula 1’s functional currency or the U.S. dollar or Euro against MotoGP’s functional currencies could affect their profitability. Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. and international policy changes and uncertainty resulting from such changes. Additionally, most payments Formula 1 and MotoGP receive from their respective counterparties under their respective commercial contracts are denominated in U.S. dollars and the Euro, respectively, while their revenue is typically denominated in other currencies, most notably the Euro or the local currency in the country where the relevant Event is held. An appreciation of the U.S. dollar (in the case of Formula 1) or the U.S. dollar or Euro (in the case of MotoGP), against the functional currencies of Formula 1 or MotoGP’s respective counterparties whose revenue is denominated in a currency other than U.S. dollars or Euros, increases the cost of their payments to Formula 1 and MotoGP in their respective functional currencies and the risk that they will not make their payments to Formula 1 or MotoGP or cause them to request Formula 1 or MotoGP enter into a new contract with such counterparty, which could affect Formula 1 or MotoGP’s respective profitability and financial position, and in turn could impact the Company. See “-Formula 1 and MotoGP are exposed to credit-related losses in the event of non-performance by counterparties to Formula 1’s and MotoGP’s respective key commercial contracts.”

The Formula 1 Teams have certain governance rights under the 2026 Concorde Commercial Agreement that may limit or, at a minimum, influence actions that the Company may seek to cause Formula 1 to take.

The Formula 1 Teams are entitled to certain consent rights under the 2026 Concorde Commercial Agreement, including in relation to the number of Formula 1 Events in a season exceeding 24 or if there are fewer than eight Formula 1 Events across Europe and North America combined and the introduction of new sporting and technical regulations applying to the F1 Championship. The interests or opinions of the Formula 1 Teams with regard to certain actions proposed to be taken by Formula 1 may differ from those of the Company. In such event, the Formula 1 Teams may be able to block these actions.

Risks Relating to the Ownership of our Common Stock

Our multi-series structure may depress the trading price of the shares of our common stock.

Our multi-series structure may result in a lower or more volatile market price of the shares of our common stock or in adverse publicity or other adverse consequences. Several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-series structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the shares of our common stock.

The market price of our common stock may be volatile and could fluctuate significantly.

The market price of our common stock may fluctuate significantly due to a number of factors (none of which can be guaranteed to occur), some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results;
●	potential acquisition activity by our Company or our subsidiaries;
●	issuances of debt or equity securities to raise capital by our Company or our subsidiaries;
●	changes in financial estimates by securities analysts regarding our common stock; and
●	general market conditions.

We have not in the past and may not in the future pay dividends on our common stock.

We do not presently intend to pay cash dividends on our common stock for the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Transactions in our common stock by our insiders could depress the market price of our common stock.

Sales of, or hedging transactions such as collars relating to, shares of our common stock by John C. Malone, a significant stockholder of our Company, or any of our directors or executive officers, could cause a perception in the marketplace that the stock price of our common stock has peaked or that adverse events or trends have occurred or may be occurring at the Company. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for our common stock.

It may be difficult for a third party to acquire our Company, even if doing so may be beneficial to our stockholders.

Certain provisions of our current Charter and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock: a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that, except as otherwise required by Delaware law, entitles the holder to no voting rights;
●	classifying the Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of the Board of Directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of the Board of Directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our current Charter; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by the Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

As of January 31, 2026, Mr. Malone beneficially owns shares representing the power to direct approximately 49% of the aggregate voting power in our Company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock and Mr. Malone continues to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders.

In July 2021, our Company entered into an exchange agreement (the “Exchange Agreement”) with Mr. Malone and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”), providing for exchanges by our Company and Mr. Malone or the JM Trust of shares of Series B common stock for shares of Series C common stock so as to maintain Mr. Malone’s voting power as close as possible to, but without exceeding, 49% (the “Target Voting Power”) plus 0.5% (under certain circumstances), in connection with certain events. However, at this time, and as a result of his resignation from the board of the Company, no further exchanges to maintain the Target Voting Power are expected to be completed under the Exchange Agreement. As a result, Mr. Malone’s voting power could exceed the Target Voting Power, including as to more than a majority of our outstanding voting power. The Exchange Agreement also provides that Mr. Malone or the JM Trust, in the event of certain extraordinary transactions, is entitled to receive the number of shares of Series B common stock previously surrendered for exchange under the Exchange Agreement (in exchange for the equivalent number of Series C common stock delivered in exchange therefor) or the applicable consideration that would be otherwise due to the holders of such shares of Series B common stock in such transaction. No assurance can be given that Mr. Malone will not ultimately acquire more than a majority of our outstanding voting power, which would enable Mr. Malone to control the outcome of certain shareholder votes, including certain extraordinary transactions.

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats. Liberty’s corporate level IT and cybersecurity functions assess, identify, and manage risks from cybersecurity threats at the corporate level, while Formula 1 and MotoGP operate their own cybersecurity functions with oversight from Liberty.

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

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, Security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available to our Board of Directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level, Formula 1 and MotoGP. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

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

Role of Management

We have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Technology departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries.

At Formula 1, the Head of Information Security, together with the Director of IT, are responsible for day-to-day management and oversight of subsidiary cybersecurity, including assessing, monitoring and mitigating cybersecurity risk as well as regular reporting to Formula 1 executive management and the ISSC. At MotoGP, the Cybersecurity Manager, together with the Director of IT and Head of Technology, are responsible for similar cybersecurity risk oversight and program management.

Liberty and Formula 1 have also established a Risk and Compliance Committee responsible for overseeing and monitoring all corporate compliance initiatives at Formula 1, including cybersecurity. The Risk and Compliance Committee is composed of members of Liberty’s ISSC as well as members of Formula 1’s executive leadership team, including the Chief Financial Officer and General Counsel. The Head of Information Security provides quarterly updates to the Risk and Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable. Liberty and MotoGP are in the process of establishing a similar Risk and Compliance Committee for MotoGP.

Our management team’s experience includes a diverse background in telecom, technology, media, sports and other industries, with decades of experience in various aspects of cybersecurity. Liberty’s Head of Cybersecurity has more than 15 years of cybersecurity, technology and risk management experience. Formula 1’s Head of Information Security and Director of IT together have more than 30 years of cybersecurity and technology experience. MotoGP’s Cybersecurity Manager and Director of IT together have more than 40 years of cybersecurity and technology experience. All have worked at a variety of companies, including large publicly traded companies, where they advised on, implemented and managed IT and cybersecurity programs and teams, developed tools and processes to protect internal and cloud networks, business applications, customer facing applications and customer payment systems. The team members who support Liberty, Formula 1 and MotoGP’s information security functions also have extensive relevant education, professional certifications and industry experience.

Item 2. Properties

We own our corporate headquarters in Englewood, Colorado.

Formula 1 owns land and the principal building used for its television production and technical operations at its Media & Technology Centre in Kent, England and leases several other adjacent properties which host activities to support the operations. Formula 1 also leases its head office premises in London, England. The Company owns land and a building adjacent to the Las Vegas Strip which is utilized for the Las Vegas Grand Prix, with Formula 1 also leasing office space in Las Vegas to support its operations. MotoGP leases space for its offices in Madrid and Barcelona, Spain and Rome, Italy.

Our other subsidiaries own or lease the fixed assets necessary for the operation of their respective businesses. Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3. Legal Proceedings

Refer to note 15 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Liberty Media Corporation (“Liberty,” the “Company,” “we,” “us,” and “our”) has three series of common stock. Series A, Series B and Series C Liberty Formula One common stock trade or are quoted under the symbols FWONA/B/K, respectively. Series A and Series C Liberty Formula One common stock trade on the Nasdaq Global Select Market, and Series B Liberty Formula One common stock is quoted on the OTC Markets. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the range of high and low sales prices of our Series B Liberty Formula One common stock for the years ended December 31, 2025 and 2024. There is no established public trading market for our Series B Liberty Formula One common stock. The over-the-counter market quotations for our Series B Liberty Formula One common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Formula One Group
	Series B (FWONB)
	High	Low
2024
First quarter	$65.00	60.00
Second quarter	$66.50	58.51
Third quarter	$72.13	63.96
Fourth quarter	$85.00	69.00

2025
First quarter	$88.00	81.00
Second quarter	$90.00	70.00
Third quarter	$95.00	87.25
Fourth quarter	$96.00	83.96

Holders

As of January 31, 2026, there were 683, 38 and 715 holders of our Series A, Series B and Series C common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of Liberty Formula One common stock during the three months ended December 31, 2025. As of December 31, 2025, approximately $1.1 billion was available for future share repurchases under our share repurchase program.

During the three months ended December 31, 2025, no shares of Series A or Series C Liberty Formula One common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

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

Overview

Liberty, through its subsidiaries, is primarily engaged in the motorsport and live entertainment industries.

Formula 1 is a wholly-owned subsidiary and is also a reportable segment. Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the Federation Internationale de l’Automobile (“FIA”) Formula One World Championship (the “F1 Championship”), an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits with a varying number of events (“Formula 1 Events”) taking place in different countries around the world each season. Formula 1 is responsible for the commercial exploitation and development of the F1 Championship as well as various aspects of its management and administration.

On July 3, 2025, the Company acquired approximately 84% of the equity interests in MotoGP Sports Entertainment Group, S.L. (formerly, Dorna Sports, S.L.) (“MotoGP”) for a preliminary purchase price of approximately $3,659 million (approximately €3,122 million). MotoGP, a reportable segment, is a global motorsports business that holds exclusive commercial rights to the Fédération Internationale de Motocyclisme (“FIM”) Grand Prix World Championship (the “MotoGP Championship”), an annual, approximately nine-month long, motorcycle racing competition in which riders compete for the Riders’ Championship, teams (the “MotoGP Teams”) compete for the Teams’ Championship and engine manufacturers compete for the Manufacturers’ Championship. MotoGP is responsible for the commercial exploitation and development of the MotoGP Championship.

Our “Corporate and Other” category includes corporate expenses and investments and related financial instruments in other companies. QuintEvents, LLC (“QuintEvents”) was a consolidated subsidiary of the Company and was included in “Corporate and Other” until the Liberty Live Split-Off (defined below). Braves Holdings, LLC ("Braves Holdings") was a consolidated subsidiary of the Company and was included in “Corporate and Other” until the Atlanta Braves Holdings Split-Off (defined below).

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Company completed the transactions disclosed below to separate certain collections of businesses, assets and liabilities into separate publicly traded companies.

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

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks—Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s then-remaining tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”). As a result of the Reclassification, each then-outstanding share of Liberty SiriusXM common stock was reclassified into one share of the corresponding series of new Liberty SiriusXM common stock and 0.2500 of a share of the corresponding series of Liberty Live common stock and each outstanding share of Liberty Formula One common stock was reclassified into one share of the corresponding series of new Liberty Formula One common stock and 0.0428 of a share of the corresponding series of Liberty Live common stock.

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

On September 9, 2024, the Company completed the split-off (the “Liberty Sirius XM Holdings Split-Off”) of its wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”). The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares). Prior to the Reclassification, Liberty’s interest in Live Nation Entertainment, Inc. (“Live Nation”), Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group. Liberty Sirius XM Holdings is presented as a discontinued operation in the accompanying consolidated financial statements.

On December 15, 2025, the Company completed the split-off (the “Liberty Live Split-Off”) of its wholly owned subsidiary, Liberty Live Holdings, Inc. (“Liberty Live Holdings”). The Liberty Live Split-Off was accomplished by a redemption by the Company of each outstanding share of its Liberty Live common stock in exchange for one share of the corresponding series of common stock of Liberty Live Holdings. Liberty Live Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Live Group. Immediately prior to the Liberty Live Split-Off, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets. The Liberty Live Split-Off was intended to be tax-free to stockholders of the Company.

Live Nation was an equity method affiliate of the Company until the Liberty Live Split-Off. The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s consolidated financial statements.

Prior to the Liberty Live Split-Off, the Formula One Group was primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027 (as defined in note 8 to the accompanying consolidated financial statements). As previously disclosed, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain other private assets immediately prior to the Liberty Live Split-Off. Following the Liberty Live Split-Off, the Company’s only remaining outstanding common stock, the Liberty Formula One common stock, is no longer a tracking stock.

Strategies and Challenges of Business Units

Formula 1. Formula 1’s goal is to continue scaling and broadening the successful global reach and widespread appeal of the F1 Championship in order to maximize financial performance of the business and the overall value of Formula 1 as a sport. Key factors of this strategy include:

●	Maximizing the value of Formula 1’s commercial rights;

o	Leveraging high demand and positive competitive tension for Formula 1 Events to ensure the quality and value of every race slot
o	Maximizing media rights across markets, including through collaboration with new distribution partners to engage consumers in new and unique ways
o	Continuing to grow sponsorship revenue by creating value for global and regional partners through the optimization of physical, virtual and experiential assets on and off the track
o	Evolving Formula 1’s hospitality and experience business to continue providing best-in-class Paddock Club experiences, together with new premium offerings
o	Deepening fan engagement and cultural relevance through licensing arrangements with the world’s most beloved brands
●	Augmenting Formula 1’s diverse and valuable fanbase by expanding the ways in which it interacts with fans driving deeper fan engagement and enhancing access to monetizable fan data;
●	Continuing to improve on-track competition and enhance the value of the participating Formula 1 Teams; and
●	Improving the environmental and social impact of Formula 1 and its related activities by delivering Net Zero by 2030, leaving a legacy of positive change wherever it races, and building a more diverse and inclusive sport.

MotoGP. MotoGP’s goal is to strengthen brand awareness, increase global reach, expand the fan base and continue to scale the monetization of the business. Key factors of this strategy include:

●	Growing MotoGP in markets where it is not traditionally present and expanding global cultural relevance, including through better storytelling of the sport, MotoGP Teams and riders;
●	Maximizing the value of MotoGP’s commercial rights by leveraging improved brand awareness to, among other things, enhance demand for media rights, increase interest in and competition for race slots and attract a broader array of partners to expand sponsorship revenue opportunities;
●	Transforming races to attract and engage fans through enhancing onsite fan experience, elevating global standards of event production and strengthening circuit collaboration with promoters;
●	Innovating the sport to ensure MotoGP maintains its on-track competitive balance and safety levels and continues to engage and excite fans;
●	Cultivating a sustainable pipeline of future athlete talent to diversify riders outside of Spain/Italy and raising rider profiles to increase their global relevance; and
●	Enhancing the environmental and social impact of MotoGP through a dual approach focused on collaboration with local promoters to implement sustainable event management practices and provide benefit to local communities and collaboration with manufacturers and partners to develop market-ready solutions for sustainability and road safety.

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

QuintEvents was a subsidiary of the Company and Live Nation was an equity method affiliate of the Company until the Liberty Live Split-Off on December 15, 2025. QuintEvents is not presented as a discontinued operation in the Company’s consolidated financial statements as the divestiture of QuintEvents through the Liberty Live Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results. The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s consolidated financial statements.

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

Consolidated Operating Results

	Years ended December 31,
	2025	2024

	amounts in millions
Revenue
Formula 1	$3,873	3,411
MotoGP	325	—
Corporate and other	414	373
Elimination	(130)	(131)
Consolidated Liberty	$4,482	3,653

Operating Income (Loss)
Formula 1	$632	492
MotoGP	38	—
Corporate and other	(93)	(205)
Consolidated Liberty	$577	287

Adjusted OIBDA
Formula 1	$946	791
MotoGP	117	—
Corporate and other	5	(17)
Consolidated Liberty	$1,068	774

Revenue. Our consolidated revenue increased $829 million for the year ended December 31, 2025, as compared to the prior year, driven by increases in Formula 1 revenue and revenue from MotoGP, which was acquired in July 2025.  See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Operating income. Our consolidated operating income increased $290 million for the year ended December 31, 2025, as compared to the prior year, driven by an increase in Formula 1’s operating income, a decrease in QuintEvents’ operating loss, largely driven by the goodwill impairment recorded during the year ended December 31, 2024, disclosed below, and the acquisition of MotoGP in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Stock-based compensation. Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock awards, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $21 million and $30 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 as compared to 2024 is primarily due to a decrease in corporate and other stock-based compensation expense.

As of December 31, 2025, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $52 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.3 years.

See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1.

Impairment and acquisition costs. QuintEvents recognized a goodwill impairment loss of $73 million during the year ended December 31, 2024. See note 7 to the accompanying consolidated financial statements for additional information. The Company recorded $27 million and $32 million of acquisition costs, primarily related to MotoGP, during the years ended December 31, 2025 and 2024, respectively.

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

	Years ended December 31,
	2025	2024

	amounts in millions
Operating income (loss)	$577	287
Stock-based compensation	21	30
Depreciation and amortization	393	352
Concorde incentive payments	50	—
Impairment and acquisition costs	27	105
Adjusted OIBDA	$1,068	774

Consolidated Adjusted OIBDA increased $294 million for the year ended December 31, 2025, as compared to the prior year, primarily due to an increase in Formula 1 Adjusted OIBDA and the acquisition of MotoGP in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2025	2024

	amounts in millions
Interest expense	$(249)	(208)
Realized and unrealized gains (losses) on financial instruments, net	288	(139)
Other, net	117	60
	$156	(287)

Interest expense. Interest expense increased $41 million for the year ended December 31, 2025, as compared to the prior year, primarily due to an increase in the average amount of debt outstanding, partially offset by a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 8 to the accompanying consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024

	amounts in millions
Debt measured at fair value	$(6)	(95)
Foreign currency forward contracts	335	(138)
Interest rate swaps	(41)	103
Debt and equity securities	(12)	(5)
Other	12	(4)
	$288	(139)

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

Other, net. Other, net income increased $57 million during the year ended December 31, 2025, as compared to the prior year, primarily driven by gains on the disposition of assets in the current year, losses on early extinguishment of debt in the prior year, an increase in interest and dividend income and foreign currency exchange gains in the current year compared to foreign currency exchange losses in the prior year, partially offset by debt modification costs in the current year.

Income taxes.  Earnings (losses) from continuing operations before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2025	2024

	dollar amounts in millions
Earnings (loss) from continuing operations before income taxes	$733	—
Income tax (expense) benefit	(137)	(44)
Effective income tax rate	19%	n/m
●	During 2025, the Company recognized income tax expense less than the expected federal rate of 21% primarily due to certain gains that are not taxable, partially offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate and an increase in our valuation allowance.
●	Due to zero net earnings (loss) from continuing operations for the year ended December 31, 2024, the Company’s effective tax rate was not meaningful, “n/m.” During 2024, the Company recognized income tax expense primarily due to certain losses that are not deductible for tax purposes, partially offset by tax benefits related to stock-based compensation and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.

Net earnings (loss) from continuing operations. We had net earnings from continuing operations of $596 million and net losses from continuing operations of $44 million for the years ended December 31, 2025 and 2024, respectively. The change in net losses from continuing operations was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2025, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our investment portfolio, borrowings under outstanding or new debt instruments, equity issuances, and dividend and interest receipts.

Liberty currently does not have a corporate debt rating.

As of December 31, 2025, Liberty’s cash and cash equivalents were as follows (amounts in millions):

Formula 1	$539
MotoGP	197
Corporate and other	319
Total	$1,055

Cash held by Formula 1 is accessible by Liberty, except when a restricted payment (“RP”) test imposed by the first lien term loan and the revolving credit facility at Formula 1 is not met. Pursuant to the RP test, Liberty does not have unlimited access to Formula 1’s cash when Formula 1’s leverage ratio (defined as net debt divided by covenant earnings before interest, tax, depreciation and amortization for the trailing twelve months) exceeds a certain threshold. During the year ended December 31, 2025, Formula 1 distributed $2.5 billion to Liberty and the RP test was met, pro forma for such distribution. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Cash held by MotoGP is accessible by Liberty, except when a RP test imposed by MotoGP’s Credit Facilities (as defined in note 8 to the accompanying consolidated financial statements) is not met. Pursuant to the RP test, Liberty does not have unlimited access to MotoGP’s cash when MotoGP’s leverage ratio exceeds a certain threshold. As of December 31, 2025, MotoGP has not made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company, Formula 1 and MotoGP are in compliance with all debt covenants as of December 31, 2025.

The cash provided (used) by our continuing operations was as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Net cash provided (used) by operating activities	$908	567
Net cash provided (used) by investing activities	$(3,202)	(292)
Net cash provided (used) by financing activities	$694	965

Liberty’s primary uses of corporate cash during the year ended December 31, 2025 (excluding cash used by Formula 1 and MotoGP) was $3,267 million for the acquisition of MotoGP, net of cash acquired, funded with cash on hand and borrowings under Formula 1’s Senior Loan Facilities, which were distributed to Liberty, as described above.

During the year ended December 31, 2025, Formula 1’s primary use of cash was $117 million of capital expenditures, funded by cash from operations.

The projected uses of Liberty’s cash (excluding Formula 1 and MotoGP’s uses of cash) are the investment in new or existing businesses, debt service and the potential buyback of common stock under the approved share buyback program. Liberty expects to fund its projected uses of cash with the potential sources of liquidity identified above or distributions from operating subsidiaries. Net payments of income tax liabilities may be required to settle items under discussion with tax authorities.

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

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in millions
Material Cash Requirements
Long-term debt (1)	$5,022	52	642	838	3,490
Motorsport agreement obligations (2)	2,878	165	165	168	2,380
Interest payments (3)	1,274	241	472	391	170
Operating lease obligations	27	5	10	7	5
Short-term leases (4)	46	16	30	—	—
Other obligations	2	2	—	—	—
Total consolidated	$9,249	481	1,319	1,404	6,045
(1)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts are based on agreements between (i) Formula 1 and the FIA for annual regulatory services the FIA is obligated to provide to the F1 Championship until the end of 2110, (ii) MotoGP and the FIM granting MotoGP the exclusive right to commercially manage, promote and organize the MotoGP Championship until December 31, 2060 and (iii) MotoGP and the International Road-Racing Teams Association (“IRTA”) securing the commitment of the MotoGP Teams to continue participating in the MotoGP Championship until December 31, 2026.
(3)	Amounts (i) are based on our outstanding debt at December 31, 2025, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2025 rates and (iii) assume that our existing debt is repaid at maturity.
(4)	The Company does not recognize lease liabilities for short-term leases, which are those leases with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date. Certain short-term leases that include non-consecutive periods of use extend over multiple years.

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

As of December 31, 2025, Formula 1 had $3,956 million of goodwill and MotoGP had $3,069 million of goodwill.

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

The 2025 F1 Championship calendar consisted of the same 24 Formula 1 Events that were held in 2024, except in a different order.

Prior to the Liberty Live Split-Off, Formula 1’s results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

Formula 1’s operating results were as follows:

	Years ended December 31,
	2025	2024

	dollar amounts in millions
Primary Formula 1 revenue	$3,086	2,757
Other Formula 1 revenue	787	654
Total motorsport revenue	3,873	3,411
Operating expenses:
Cost of motorsport revenue, excluding Concorde incentive payments	(2,581)	(2,332)
Selling, general and administrative expenses	(346)	(288)
Adjusted OIBDA	946	791
Concorde incentive payments	(50)	—
Stock-based compensation	(1)	(3)
Depreciation and amortization	(263)	(296)
Operating income (loss)	$632	492

Number of Formula 1 Events	24	24

Primary Formula 1 revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of the following:

●	Race promotion fees - earned from granting the rights to host, stage and promote each Formula 1 Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at Formula 1 Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix
●	Media rights fees - earned from licensing the right to broadcast Formula 1 Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights
●	Sponsorship fees - earned from the sale of F1 Championship and Formula 1 Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events

Primary Formula 1 revenue increased $329 million during the year ended December 31, 2025, as compared to the prior year. Media rights revenue increased during the year ended December 31, 2025, as compared to the prior year, due to the effect of contractual increases in fees, the continued growth in F1 TV subscription revenue and the recognition of one-time revenue associated with the release of the F1 movie. Race promotion revenue increased during the year ended December 31, 2025, as compared to the prior year, primarily due to contractual increases in fees. Sponsorship revenue increased during the year ended December 31, 2025, as compared to the prior year, primarily due to revenue from new sponsors, contractual increases in revenue from existing sponsors and growth in digital advertising revenue.

Other Formula 1 revenue is generated from miscellaneous and ancillary sources primarily related to the sale of tickets to the Paddock Club at most Formula 1 Events, facilitating the shipment of cars and equipment to and from Formula 1 Events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, the operation of the Formula 2, Formula 3 and F1 Academy series, other licensing opportunities, various television production activities and the operations at the Grand Prix Plaza site in Las Vegas, including karting, other activations and hosting corporate events.

Other Formula 1 revenue increased $133 million during the year ended December 31, 2025, as compared to the prior year, primarily due to higher hospitality revenue, driven by increased attendance at, and revenue from, the Paddock Club and other premium hospitality offerings, growth in licensing income, higher freight income due to the different routes flown and the pass through of increased freight costs and income from new activities at Grand Prix Plaza in Las Vegas.

Cost of motorsport revenue consists of team payments and other costs of motorsport revenue. Other costs of motorsport revenue are largely variable in nature and relate to both primary and other Formula 1 revenue. The largest components of other costs of motorsport revenue are costs related to promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other Formula 1 Events, and costs incurred in the provision and sale of freight, travel and logistical services. Other costs of motorsport revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Formula 1 Events, including the right to sell advertising, hospitality and support race opportunities, annual FIA regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the F1 Academy series, television production and post-production services, advertising production services, digital and social media activities and the operation of various activities at Grand Prix Plaza.

	Years ended December 31,
	2025	2024

	amounts in millions
Team payments, excluding Concorde incentive payments	$(1,400)	(1,266)
Other costs of motorsport revenue	(1,181)	(1,066)
Cost of motorsport revenue, excluding Concorde incentive payments	$(2,581)	(2,332)

Cost of motorsport revenue increased $249 million during the year ended December 31, 2025, as compared to the prior year.

Team payments increased $134 million during the year ended December 31, 2025, as compared to the prior year, driven by the increase in Formula 1 revenue and the associated impact on the calculation of variable Formula 1 prize fund elements, which are calculated with reference to Formula 1’s revenue and costs.

Other costs of motorsport revenue increased $115 million during the year ended December 31, 2025, as compared to the prior year, primarily due to higher commissions and partner servicing costs associated with increased Primary Formula 1 revenue streams, higher hospitality costs from increased Paddock Club attendance, higher freight costs associated with the freight movements required as a result of the different order of Formula 1 Events and cost inflation, increased costs from various activities at Grand Prix Plaza, higher travel costs, higher race promotion costs to support the servicing of new sponsors and higher technical costs, partially offset by decreases in hospitality and event promotion costs at the Las Vegas Grand Prix.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $58 million during the year ended December 31, 2025, as compared to the prior year, driven by higher personnel and marketing costs, including the costs associated with the 75th season launch event.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the year ended December 31, 2025.

Stock-based compensation expense decreased $2 million during the year ended December 31, 2025, as compared to the prior year, driven by longer vesting periods for stock options and restricted stock units granted in 2025 than stock options and restricted stock units granted in 2024.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization decreased $33 million during the year ended December 31, 2025, as compared to the prior year, primarily due to decreases in amortization expense related to certain intangible assets acquired in the acquisition of Formula 1 by Liberty.

MotoGP.    MotoGP is a global motorsports business that holds exclusive commercial rights to the MotoGP Championship and other motorcycle racing championships. The MotoGP Championship is comprised of a varying number of MotoGP Events, which are inclusive of MotoGP, Moto2 and Moto3, taking place in different countries around the world each season. MotoGP derives its primary revenue from the commercial exploitation and development of the MotoGP Championship through a combination of media rights, race promotion and sponsorship arrangements. A significant majority of the media rights, race promotion and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 MotoGP Championship was comprised of 22 MotoGP Events and the 2024 MotoGP Championship was comprised of 20 MotoGP Events.

Liberty acquired approximately 84% of the equity interests of MotoGP on July 3, 2025 and applied acquisition accounting and consolidated the results of MotoGP from that date. Although MotoGP’s results are only included in Liberty’s results for the period from July 3, 2025 through December 31, 2025, we believe a discussion of MotoGP’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of MotoGP for the years ended December 31, 2025 and 2024, inclusive of acquisition accounting adjustments, which primarily impact amortization expense. The pro forma financial information was prepared based on the historical financial information of MotoGP and assuming the acquisition of MotoGP took place on January 1, 2024. The acquisition price allocation related to the MotoGP acquisition is preliminary. Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of MotoGP had the acquisition occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty.

Prior to the Liberty Live Split-Off, MotoGP’s pro forma operating results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

MotoGP’s pro forma operating results were as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Primary MotoGP revenue	$502	435
Other MotoGP revenue	71	68
Total motorsport revenue	573	503
Operating expenses:
Cost of motorsport revenue	(292)	(247)
Selling, general and administrative expenses	(80)	(81)
Adjusted OIBDA	201	175
Depreciation and amortization	(147)	(146)
Operating income (loss)	$54	29

Number of MotoGP Events	22	20

Primary MotoGP revenue is derived through a combination of media rights fees (earned from licensing the right to broadcast MotoGP Events, VideoPass subscriptions and other related services, the origination of program footage, footage from MotoGP’s archives and the licensing of other ancillary media rights), race promotion fees (earned from granting the rights to host, stage and promote MotoGP Events) and sponsorship fees (earned from the sale of MotoGP Championship and MotoGP Event-related advertising and sponsorship rights and the servicing of such rights and rights to advertise on MotoGP’s digital platforms).

Primary MotoGP revenue increased $67 million during the year ended December 31, 2025, as compared to the prior year. Media rights revenue increased during the year ended December 31, 2025, as compared to the prior year, primarily due to the effect of contractual increases in fees, the continued growth in VideoPass subscription revenue and a favorable change in currency exchange rates. Race promotion revenue increased during the year ended December 31, 2025, as compared to the prior year, primarily due to the impact of recognizing MotoGP Event-specific revenue from two additional MotoGP Events, contractual increases in fees and a favorable change in currency exchange rates. Sponsorship revenue increased during the year ended December 31, 2025, as compared to the prior year, primarily due to the effect of contractual increases in fees from existing sponsors and a favorable change in currency exchange rates.

Other MotoGP revenue is generated from other motorcycle racing championships, including the FIM World Superbike Championship (“WorldSBK”), hospitality (inclusive of the sale of tickets to the MotoGP VIP Village and MotoGP Premier hospitality programs at most events) and other licensing opportunities.

Other MotoGP revenue increased $3 million during the year ended December 31, 2025, as compared to the prior year, primarily driven by higher hospitality revenue due to two additional MotoGP Events and increased attendance, and a favorable change in currency exchange rates, partially offset by a decrease in contractual fees related to the MotoE Championship.

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

The percentage change in MotoGP’s revenue in U.S. dollars and in constant currency was as follows:

	Year ended December 31, 2025
	U.S. Dollars	Foreign currency exchange impact	Constant currency
Motorsport revenue	13.9%	5.3%	8.6%

For the year ended December 31, 2025, motorsport revenue had a constant currency growth rate of 8.6% versus a U.S. dollar growth rate of 13.9%, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.

Cost of motorsport revenue includes both variable and fixed costs components and relates to both primary and other motorsport revenue. On an annual basis, the largest components of costs of motorsport revenue are costs related to IRTA payments, which are generally fixed on a per race basis with slight variations based on the mix and number of MotoGP Events and escalate on an annual basis, costs related to television productions, advertising and sponsorship materials, the delivery of hospitality offerings, freight travel and annual FIM fees.

Cost of motorsport revenue increased $45 million during the year ended December 31, 2025, as compared to the corresponding period in the prior year, primarily due to two additional MotoGP Events and eight overseas events in 2025 versus seven in 2024, which drove increased IRTA, freight, travel, television production and hospitality costs, and an unfavorable change in currency exchange rates.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses decreased $1 million during the year ended December 31, 2025, as compared to the prior year, primarily due to a decrease in bad debt expense, partially offset by higher personnel and marketing costs and an unfavorable change in currency exchange rates.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was relatively flat during the year ended December 31, 2025, as compared to the prior year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

As of December 31, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$2,323	5.2%	$2,699	4.3%

MotoGP’s functional currency is the Euro. Fluctuations in the Euro / U.S. dollar exchange rate impact the amount of total assets, liabilities, earnings and cash flows for MotoGP included in our consolidated financial statements for, and as of the end of, each reporting period. For example, the strengthening of the U.S. dollar against the Euro will reduce the amount of MotoGP’s cash and cash equivalents, intangibles, deferred revenue, current and non-current liabilities, revenue and expenses reported in our consolidated financial statements for, and as of the end of, each reporting period. MotoGP's reported revenue for the year ended December 31, 2025 would have been impacted by approximately $33 million for every 10% change in the Euro / U.S. dollar exchange rate.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-24. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”) and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of

December 31, 2025. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-19 for Management’s Report on Internal Control Over Financial Reporting.

See page II-20 for Report of Independent Registered Public Accounting Firm for their attestation regarding the effectiveness of our internal control over financial reporting.

In July 2025, the Company acquired MotoGP. As a result of the acquisition, the Company is reviewing the internal controls of MotoGP and is making appropriate changes as deemed necessary. Except for the changes in internal control at MotoGP, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s assessment of internal control over financial reporting did not include the internal controls of MotoGP Sports Entertainment S.L. (formerly Dorna Sports, S.L.) (“MotoGP”) which the Company acquired in the third quarter of 2025. The amount of total assets and revenue of MotoGP included in our consolidated financial statements as of and for the year ended December 31, 2025 was $6,277 million and $325 million, respectively.

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

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Media Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired MotoGP Sports Entertainment Group, S.L. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, MotoGP Sports Entertainment Group, S.L.’s internal control over financial reporting associated with total assets of $6,277 million and total revenues of $325 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MotoGP Sports Entertainment Group, S.L.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Media Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value of intangible asset acquired in a business combination

As discussed in Notes 3 and 4 to the consolidated financial statements, on July 3, 2025, the Company acquired approximately 84% of the equity interests in MotoGP Sports Entertainment Group, S.L. (MotoGP) for a preliminary purchase price of approximately $3,659 million. The fair value of the Federation Internationale de Motocyclisme (FIM) rightsholder agreement, which provides MotoGP the exclusive commercial rights to operate the MotoGP Championship, was determined using the relief from royalty method. The preliminary acquisition date fair value of the FIM rightsholder agreement intangible asset recorded by the Company was $1,653 million. We identified the evaluation of the estimated acquisition date fair value of the FIM rightsholder agreement intangible asset as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the royalty rate and projected revenue growth rate used to value the FIM rightsholder agreement intangible asset. Changes in these assumptions could have had a significant impact on the acquisition date fair value of the FIM rightsholder agreement. Additionally, involvement of valuation professionals with specialized skills and knowledge was required to assess the royalty rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s purchase accounting process, including controls related to the development and selection of the royalty rate and projected revenue growth rate used to estimate the acquisition date fair value of the FIM rightsholder agreement intangible asset. We performed sensitivity analyses over the projected revenue growth rate to assess the impact of changes in the assumption on the Company’s determination of fair value, and we evaluated the reasonableness of the projected revenue growth rate by comparing it to historical MotoGP results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the royalty rate by comparing it against a range of royalty rates that was independently developed using publicly-available market data for comparable agreements, as well as to royalty rates from other comparable valuations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado
February 26, 2026

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,055	2,631
Trade and other receivables, net	115	114
Contract assets	114	114
Other current assets	89	163
Current assets of discontinued operations (note 2)	—	326
Total current assets	1,373	3,348

Property and equipment, at cost	1,087	1,007
Accumulated depreciation	(219)	(197)
	868	810

Goodwill (note 7)	7,025	4,134
Intangible assets subject to amortization, net (note 7)	5,102	2,689
Deferred income tax assets (note 9)	539	577
Other assets	491	778
Noncurrent assets of discontinued operations (note 2)	—	665
Total assets	$15,398	13,001

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$575	649
Current portion of debt (note 8)	52	26
Deferred revenue	263	267
Financial instrument liabilities (note 6)	—	138
Other current liabilities	49	54
Total current liabilities	939	1,134
Long-term debt, including $597 million and $588 million measured at fair value, respectively (note 8)	5,048	2,966
Deferred income tax liabilities (note 9)	656	52
Other liabilities	305	241
Noncurrent liabilities of discontinued operations (note 2)	—	1,557
Total liabilities	$6,948	5,950

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2025 and 2024

	2025	2024

	amounts in millions
Redeemable noncontrolling interests in equity of subsidiary (note 3)	$693	—

Stockholders' equity (notes 10, 12 and 14):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2025; issued and outstanding 23,991,058 shares at December 31, 2025 and 23,987,941 shares at December 31, 2024 (note 1)	—	—
Series A Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2024; issued and outstanding 25,568,345 shares at December 31, 2024 (note 1)	NA	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares at December 31, 2025; issued and outstanding 2,381,188 shares at December 31, 2025 and 2,431,602 shares at December 31, 2024 (note 1)	—	—
Series B Liberty Live common stock, $.01 par value. Authorized 19,552,500 shares at December 31, 2024; issued and outstanding 2,536,291 shares at December 31, 2024 (note 1)	NA	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares at December 31, 2025; issued and outstanding 224,102,042 shares at December 31, 2025 and 222,839,968 shares at December 31, 2024 (note 1)	2	2
Series C Liberty Live common stock, $.01 par value. Authorized 521,400,000 shares at December 31, 2024; issued and outstanding 63,728,403 shares at December 31, 2024 (note 1)	NA	1
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(30)	(153)
Retained earnings	7,785	7,179
Total stockholders' equity	7,757	7,029
Noncontrolling interests in equity of subsidiaries	—	22
Total equity	7,757	7,051
Commitments and contingencies (note 15)
Total liabilities and equity	$15,398	13,001

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
Revenue:
Motorsport revenue	$4,105	3,318	3,222
Other revenue	377	335	350
Total revenue	4,482	3,653	3,572
Operating costs and expenses (note 4):
Cost of motorsport revenue (exclusive of depreciation shown separately below)	2,758	2,294	2,240
Other cost of sales	213	194	—
Selling, general and administrative, including stock-based compensation	514	421	659
Depreciation and amortization	393	352	406
Impairment and acquisition costs	27	105	1
	3,905	3,366	3,306
Operating income (loss)	577	287	266
Other income (expense):
Interest expense	(249)	(208)	(234)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	288	(139)	44
Unrealized gains (losses) on intergroup interests	—	—	(68)
Other, net	117	60	89
	156	(287)	(169)
Earnings (loss) from continuing operations before income taxes	733	—	97
Income tax (expense) benefit (note 9)	(137)	(44)	(24)
Net earnings (loss) from continuing operations	596	(44)	73
Net earnings (loss) from discontinued operations (note 2)	(41)	(2,431)	889
Net earnings (loss)	555	(2,475)	962
Less net earnings (loss) attributable to the noncontrolling interests	—	(412)	201
Net earnings (loss) attributable to Liberty stockholders	$555	(2,063)	761

Net earnings (loss) from continuing operations attributable to Liberty stockholders (note 1):
Liberty Formula One common stock	$603	(30)	185
Liberty Live common stock	(7)	(12)	—
Liberty Braves common stock	NA	NA	(111)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	(41)	(19)	(142)
Liberty SiriusXM common stock	NA	(2,002)	829
	$555	(2,063)	761

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Operations (Continued)

Years ended December 31, 2025, 2024 and 2023

	2025		2024	2023
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 4)
Series A, B and C Liberty Formula One common stock		$2.41	(0.13)	0.79
Series A, B and C Liberty Live common stock		$(0.08)	(0.13)	—
Series A, B and C Liberty Braves common stock	$	NA	NA	(2.09)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 4):
Series A, B and C Liberty Live common stock		$(0.45)	(0.21)	(1.54)
Series A, B and C Liberty SiriusXM common stock	$	NA	(6.12)	2.54
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 4)
Series A, B and C Liberty Formula One common stock		$2.17	(0.13)	0.62
Series A, B and C Liberty Live common stock		$(0.08)	(0.13)	—
Series A, B and C Liberty Braves common stock	$	NA	NA	(2.09)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 4):
Series A, B and C Liberty Live common stock		$(0.45)	(0.21)	(1.54)
Series A, B and C Liberty SiriusXM common stock	$	NA	(6.16)	2.42

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
Net earnings (loss)	$555	(2,475)	962
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	43	(7)	10
Credit risk on fair value debt instruments gains (losses)	(4)	(13)	(10)
Recognition of previously unrealized (gains) losses on debt	—	—	(1)
Other comprehensive earnings (loss) from continuing operations	39	(20)	(1)
Other comprehensive earnings (loss) from discontinued operations	65	(178)	53
Comprehensive earnings (loss)	659	(2,673)	1,014
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	(414)	202
Comprehensive earnings (loss) attributable to Liberty stockholders	$659	(2,259)	812

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$642	(50)	184
Liberty Live common stock	(48)	(12)	—
Liberty Braves common stock	NA	NA	(111)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	65	(157)	(84)
Liberty SiriusXM common stock	NA	(2,040)	823
	$659	(2,259)	812

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
	(see note 5)
Cash flows from operating activities:
Net earnings (loss)	$555	(2,475)	962
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	41	2,431	(889)
Depreciation and amortization	393	352	406
Stock-based compensation	21	30	27
Non-cash impairment expense	—	73	—
Realized and unrealized (gains) losses on financial instruments, net	(288)	139	(44)
Unrealized (gains) losses on intergroup interests, net	—	—	68
Deferred income tax expense (benefit)	18	29	15
Intergroup tax allocation	11	(104)	(177)
Intergroup tax (payments) receipts	—	129	121
Other charges (credits), net	10	28	(2)
Changes in operating assets and liabilities
Current and other assets	84	39	12
Payables and other liabilities	63	(104)	152
Net cash provided (used) by operating activities	908	567	651
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(119)	(75)	(461)
Cash proceeds from dispositions of investments	26	10	110
Cash (paid) received for acquisitions, net of cash acquired	(3,267)	(205)	—
Cash proceeds from foreign currency forward contracts	3,700	—	—
Cash paid for foreign currency forward contracts	(3,503)	—	—
Investments in equity method affiliates and debt and equity securities	(25)	(8)	(173)
Other investing activities, net	(14)	(14)	(21)
Net cash provided (used) by investing activities	(3,202)	(292)	(545)
Cash flows from financing activities:
Borrowings of debt	1,748	645	30
Repayments of debt	(781)	(677)	(90)
Payment to Liberty Live Holdings Inc.	(172)	—	—
Liberty Live Holdings Inc. Split-Off	(89)	—	—
Issuance of Series C Liberty Formula One common stock	—	939	—
Settlement of intergroup interests	—	—	(273)
Atlanta Braves Holdings, Inc. Split-Off	—	—	(188)
Reclassification	—	—	(100)
Other financing activities, net	(12)	58	16
Net cash provided (used) by financing activities	694	965	(605)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	16	(10)	1
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	(38)	868	1,813
Cash provided (used) by investing activities	—	(604)	(695)
Cash provided (used) by financing activities	(286)	(559)	(868)
Net cash provided (used) by discontinued operations	(324)	(295)	250
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,908)	935	(248)
Cash, cash equivalents and restricted cash at beginning of period	2,963	2,028	2,276
Cash, cash equivalents and restricted cash at end of period	$1,055	2,963	2,028

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Statement Of Equity

Years ended December 31, 2025, 2024 and 2023

	Stockholders' equity
															Accumulated		Noncontrolling
														Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Liberty Sirius XM			Liberty Braves			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	$—	$—	$2	NA	NA	NA	$1	$—	$2	$—	$—	$—	$1,408	$(39)	$14,589	$3,163	$19,126
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	761	201	962
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	51	—	1	52
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	216	—	—	34	250
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	—	—	—	(74)
Shares repurchased by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	46	—	—	(320)	(274)
Shares issued by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(61)	—	—	65	4
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(65)	(65)
Atlanta Braves Holdings, Inc. Split-Off	—	—	—	—	—	—	—	—	—	—	—	—	—	(180)	—	—	(11)	(191)
Formula One Distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(289)	—	(289)
Reclassification	—	—	—	—	—	—	1	—	—	—	—	—	—	(1)	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—	(19)	(56)
Balance at December 31, 2023	—	—	—	2	—	—	1	1	—	2	NA	NA	NA	1,317	12	15,061	3,049	19,445
Net earnings (loss)	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	—	(2,063)	(412)	(2,475)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	(196)	—	(2)	(198)
Liberty Sirius XM Holdings Inc. Split-Off	—	—	—	—	—	—	—	(1)	—	(2)	NA	NA	NA	(8,187)	31	—	(2,641)	(10,800)
Issuance of Series C Liberty Formula One common stock	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	939	—	—	—	939
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	158	—	—	24	182
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	(56)	—	—	—	(56)
Dividends paid by subsidiary	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	—	—	—	(52)	(52)
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	5,818	—	(5,818)	—	—
Other, net	—	—	—	—	—	—	—	—	—	—	NA	NA	NA	11	—	(1)	56	66
Balance at December 31, 2024	—	—	—	2	—	—	1	NA	NA	NA	NA	NA	NA	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	—	—	555	—	555
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	—	104	—	—	104
Liberty Live Holdings Inc. Split-Off	—	—	—	—	—	—	(1)	NA	NA	NA	NA	NA	NA	(1)	19	—	(22)	(5)
Stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	26	—	—	—	26
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	(10)	—	—	—	(10)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	42	—	—	—	42
Reclassification to additional paid-in capital	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	(49)	—	49	—	—
Other, net	—	—	—	—	—	—	—	NA	NA	NA	NA	NA	NA	(8)	—	2	—	(6)
Balance at December 31, 2025	$—	$—	$—	$2	NA	NA	NA	NA	NA	NA	NA	NA	NA	$—	$(30)	$7,785	$—	$7,757

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(1)  Basis of Presentation

The accompanying consolidated financial statements of Liberty Media Corporation (“Liberty,” “we,” “our,” “us” or the “Company” unless the context otherwise requires) represent a consolidation of certain motorsport and live entertainment related assets and businesses. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Liberty, through its subsidiaries, is primarily engaged in the motorsport and live entertainment industries, with events held worldwide and operations primarily headquartered in the United Kingdom (“U.K.”) and Spain. Our most significant subsidiaries include Delta Topco Limited (the parent company of Formula 1) and MotoGP Sports Entertainment Group, S.L. (formerly, Dorna Sports, S.L.) (“MotoGP”).

Braves Holdings, LLC ("Braves Holdings") was a subsidiary of the Company until the Atlanta Braves Holdings Split-Off (defined below) on July 18, 2023. Sirius XM Holdings Inc. (“Sirius XM Holdings”) was a subsidiary of the Company until the Liberty Sirius XM Holdings Split-Off (defined below) on September 9, 2024. QuintEvents, LLC (“QuintEvents”) was a subsidiary of the Company and Live Nation Entertainment, Inc. (“Live Nation”) was an equity affiliate of the Company until the Liberty Live Split-Off (defined below) on December 15, 2025.

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Company completed the transactions disclosed below to separate certain collections of businesses, assets and liabilities into separate publicly traded companies.

On July 18, 2023, the Company completed the split-off (the “Atlanta Braves Holdings Split-Off”) of Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”). Atlanta Braves Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (the “Braves Group”), a tracking stock group, immediately prior to the Atlanta Braves Holdings Split-Off, except for intergroup interests in the Braves Group attributed to Liberty’s other tracking stock groups, the Liberty SiriusXM Group and the Liberty Formula One Group (the “Formula One Group”), which were settled and extinguished in connection with the with the Atlanta Braves Holdings Split-Off. On July 19, 2023, the shares of Atlanta Braves Holdings Series C common stock utilized to settle and extinguish the intergroup interest were distributed on a pro rata basis to holders of Liberty Formula One common stock (the “Formula One Distribution”).

Braves Holdings is not presented as a discontinued operation in the Company’s consolidated financial statements as the Atlanta Braves Holdings Split-Off did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

On August 3, 2023, the Company reclassified its then-outstanding shares of common stock into three new tracking stocks—Liberty SiriusXM common stock, Liberty Formula One common stock and Liberty Live common stock, and, in connection therewith, provided for the attribution of the businesses, assets and liabilities of the Company’s then-tracking stock groups among its newly created Liberty SiriusXM Group, Formula One Group and Liberty Live Group (the “Reclassification”).

Each of the Atlanta Braves Holdings Split-Off and the Reclassification were intended to be tax-free to stockholders of the Company, except with respect to the receipt of cash in lieu of fractional shares. In July 2024, the Internal Revenue Service (“IRS”) completed its review of the Reclassification and notified the Company that it agreed with the nontaxable characterization of the transaction. In September 2024, the IRS completed its review of the Atlanta Braves Holdings Split-Off and notified the Company that it agreed with the nontaxable characterization of the transaction. The Atlanta Braves Holdings Split-Off and the Reclassification are reflected in the Company’s consolidated financial statements on a prospective basis.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

During 2023, the Formula One Group paid approximately $273 million to the Liberty SiriusXM Group to settle an intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.

On September 9, 2024, Liberty completed the split-off (the “Liberty Sirius XM Holdings Split-Off”) of its wholly owned subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”). Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. At the time of the Liberty Sirius XM Holdings Split-Off, the Liberty SiriusXM Group was comprised of Liberty’s interest in Sirius XM Holdings, corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty. Prior to the Reclassification, Liberty’s interest in Live Nation, Liberty’s 0.5% Exchangeable Senior Debentures due 2050 and a margin loan secured by shares of Live Nation were attributed to the Liberty SiriusXM Group. Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s consolidated financial statements. See note 2 for details of the Liberty Sirius XM Holdings Split-Off.

On December 15, 2025, the Company completed the split-off (the “Liberty Live Split-Off”) of its wholly owned subsidiary, Liberty Live Holdings, Inc. (“Liberty Live Holdings”). Liberty Live Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Live Group. Immediately prior to the Liberty Live Split-Off, QuintEvents,  certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets.

Live Nation was an equity method affiliate of the Company until the Liberty Live Split-Off. The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as a discontinued operations in the Company’s consolidated financial statements. See note 2 for details of the Liberty Live Split-Off.

Prior to the Liberty Live Split-Off, the Formula One Group was primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027 (as defined below). As previously disclosed, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain private assets immediately prior to the Liberty Live Split-Off. Following the Liberty Live Split-Off, the Company’s only remaining outstanding common stock, the Liberty Formula One common stock, is no longer a tracking stock.

Liberty has entered into certain agreements with QVC Group, Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (“GCI Liberty”), Liberty Live Holdings, Liberty TripAdvisor Holdings, Inc. (“TripCo”), Liberty Sirius XM Holdings and Atlanta Braves Holdings, all of which are or were (in the case of TripCo) separate publicly traded companies, in order to govern our relationships with these companies. None of these companies has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband, Liberty Live Holdings, Liberty Sirius XM Holdings and Atlanta Braves Holdings only), Services Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty, Liberty Live Holdings, TripCo and Atlanta Braves Holdings only), Facilities Sharing Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty, Liberty Live Holdings, TripCo and Atlanta Braves Holdings only), Tax Sharing Agreements (in the case of Liberty Broadband, Liberty Live Holdings, Liberty Sirius XM Holdings and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband, GCI Liberty, Liberty Live Holdings and Atlanta Braves Holdings only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters. Effective August 31, 2024, the Facilities Sharing Agreement and the Aircraft Time Sharing Agreement with Atlanta Braves Holdings were terminated and members of Liberty management that served as officers of Atlanta Braves Holdings stepped down from their positions with Atlanta Braves Holdings (with limited exceptions).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband, Liberty Live Holdings, Liberty Sirius XM Holdings and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, Liberty Broadband, GCI Liberty, Liberty Live Holdings, TripCo (until April 29, 2025) and Atlanta Braves Holdings (until August 31, 2024). Pursuant to the Services Agreements, Liberty provides QVC Group, Liberty Broadband, GCI Liberty, Liberty Live Holdings, Atlanta Braves Holdings (until November 3, 2025) and TripCo (until April 29, 2025), with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, Liberty Broadband, GCI Liberty, Liberty Live Holdings, Atlanta Braves Holdings (until November 3, 2025) and TripCo (until April 29, 2025) reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Liberty Broadband, GCI Liberty, Liberty Live Holdings, Atlanta Braves Holdings (until November 3, 2025) and TripCo (until April 29, 2025) reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group have transitioned various general and administrative services previously provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, during the first half of 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $17 million, $21 million and $24 million of these allocated expenses were reimbursed to Liberty during the years ended December 31, 2025, 2024 and 2023, respectively.

In connection with Liberty’s employment arrangement with Gregory B. Maffei, Liberty’s former President and Chief Executive Officer (the “former CEO”), pursuant to the Services Agreements between Liberty and each of TripCo, Liberty Broadband, QVC Group and Atlanta Braves Holdings (collectively, the “Service Companies”), components of Mr. Maffei's compensation were either paid directly to him by each Service Company or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the respective services agreement, which were subject to adjustment on an annual basis and upon the occurrence of certain events. As of August 31, 2024, upon the effectiveness of Mr. Maffei’s resignation as an officer of Atlanta Braves Holdings, Mr. Maffei no longer received compensation from Atlanta Braves Holdings. As of December 31, 2024, Mr. Maffei no longer provided services to Liberty or any of the Service Companies, and no further compensation was payable to or on behalf of Mr. Maffei by or between the companies.

(2) Discontinued Operations

On September 9, 2024, Liberty completed the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was accomplished through the redemption by the Company of each outstanding share of Liberty SiriusXM common stock in exchange for 0.8375 of a share of Liberty Sirius XM Holdings common stock, with cash paid in lieu of fractional shares. Liberty Sirius XM Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group immediately prior to the Liberty Sirius XM Holdings Split-Off. The Liberty Sirius XM Holdings Split-Off was intended to be tax-free to holders of Liberty SiriusXM common stock (except with respect to cash received in lieu of fractional shares).

As disclosed in note 1, Liberty Sirius XM Holdings is presented as a discontinued operation in the Company’s consolidated financial statements as the Liberty Sirius XM Holdings Split-Off represents a strategic shift that had a major effect on the Company’s operations and financial results.

On December 15, 2025, the Company completed Liberty Live Split-Off. The Liberty Live Split-Off was accomplished by a redemption by the Company of each outstanding share of its Liberty Live common stock in exchange for one share of the corresponding series of common stock of Liberty Live Holdings. As a result of the Liberty Live Split-Off, Liberty Live Holdings is now an independent, publicly traded company.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

As disclosed in note 1, Liberty’s interest in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s consolidated financial statements as the Liberty Live Split-Off represents a strategic shift that had a major effect on the Company’s operations and financial results.

Prior to the Liberty Live Split-Off, Live Nation was an equity method affiliate and Liberty’s share of Live Nation’s earnings (losses) were recorded in Liberty’s consolidated statements of operations. Live Nation’s assets, liabilities and results of operations were not included in Liberty’s consolidated financial statements. Certain financial information for Live Nation for the periods prior to the Liberty Live Split-Off is as follows:

December 31, 2024
amounts in millions
Current assets	$9,290
Total assets	$19,639
Current liabilities	$9,358
Total liabilities	$17,694
Redeemable noncontrolling interests	$1,126
Equity	$819

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue	$23,156	22,726
Operating income (loss)	$825	1,085
Net earnings (loss)	$1,131	704
Net earnings (loss) attributable to Live Nation stockholders	$896	557

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented in the consolidated balance sheet.

December 31, 2024
amounts in millions
Assets
Current assets	$326
Investments in affiliates, accounted for using the equity method	430
Deferred income tax assets	235
Total assets	$991

Liabilities
Long-term debt	$1,556
Other liabilities	1
Total liabilities	$1,557

The following table provides details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the consolidated statements of operations. Impairment, restructuring

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

and acquisition costs for the year ended December 31, 2024, in the table below, includes a goodwill impairment loss of $2,819 million related to the Sirius XM Holdings reportable segment and $500 million impairment of Sirius XM Holding’s equity method investment in Sirius XM Canada Holdings, Inc.

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Revenue	$—	6,004	8,953
Cost of Sirius XM Holdings services (exclusive of depreciation shown separately below)	—	2,852	4,209
Operating expense	—	461	681
Selling, general and administrative	35	1,041	1,545
Impairment, restructuring and acquisition costs	—	3,339	66
Depreciation and amortization	—	421	624
Litigation settlements, net of recoveries	—	—	31
	35	8,114	7,156
Operating income (loss)	(35)	(2,110)	1,797
Other income (expense):
Interest expense	(28)	(378)	(548)
Share of earnings (losses) of affiliates, net	143	236	148
Realized and unrealized gains (losses) on financial instruments, net	(141)	(244)	(211)
Other, net	12	146	(98)
	(14)	(240)	(709)
Earnings (loss) from discontinued operations before income taxes	(49)	(2,350)	1,088
Income tax (expense) benefit	8	(81)	(199)
Net earnings (loss) from discontinued operations	(41)	(2,431)	889
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	—	(410)	202
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(41)	(2,021)	687

(3)  Acquisitions

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

December 31, 2025, 2024 and 2023

full purchase price. A portion of the foreign currency forward contracts settled on June 30, 2025 and the remainder settled in July 2025.

In January 2025, the Company paid a portion of the acquisition consideration of approximately $131 million (approximately €126 million) in cash to the sellers to accommodate the European Commission’s extended regulatory review of the acquisition. On the Closing Date, the Company paid additional closing consideration of approximately $3,511 million (approximately €2,996 million) in cash. The €126 million was considered prepaid purchase consideration and was translated from Euros to U.S. dollars as of the Closing Date and was included in other assets as of December 31, 2024. The final translated amount of $148 million is the acquisition date fair value of the prepaid purchase consideration, with the difference of $17 million from the translation recorded in accumulated other comprehensive income (loss), net of taxes on the consolidated balance sheet.

The preliminary acquisition price allocation for MotoGP is as follows (amounts in millions):

Prepaid consideration	$148
Closing consideration	3,511
Total acquisition consideration	$3,659

Cash and cash equivalents	$375
Goodwill	3,061
Intangible assets subject to amortization, net	2,789
Other assets	150
Deferred revenue	(106)
Long-term debt	(1,140)
Deferred income tax liabilities	(671)
Other liabilities	(108)
Redeemable noncontrolling interests in equity of subsidiary	(691)
Total acquisition consideration	$3,659

The calculated value assigned to intangible assets has been estimated by management utilizing a third-party preliminary valuation report utilizing valuation techniques including the income, cost and market approaches. The Company has preliminarily identified goodwill, MotoGP’s agreement with the Fédération Internationale de Motocyclisme (“FIM”) which sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship (the “FIM Agreement”) and customer relationships as the primary intangible assets. The FIM Agreement ($1,653 million with an estimated useful life of approximately 36 years) was valued utilizing the relief-from-royalty method. The customer relationship assets ($1,130 million with an estimated useful life of approximately 19 years) were valued utilizing the multi-period excess earnings method, which is a specific application of the discounted cash flow method. Goodwill is calculated as the excess of the consideration transferred over the (i) identifiable net assets acquired and (ii) fair value of the redeemable noncontrolling interests and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. None of the acquired goodwill is expected to be deductible for U.S. income tax purposes. As of December 31, 2025, the valuation related to the acquisition of MotoGP is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities, redeemable noncontrolling interests and tax balances.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

As part of the MotoGP acquisition, the Company and the Rollover Sellers entered into a shareholders’ agreement that became effective on the Closing Date (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides for, among other things, the liquidity rights of the Rollover Sellers with respect to the transfer of approximately 16% of the equity interests in MotoGP that continued to be owned by the Rollover Sellers subsequent to the Closing Date. The Shareholders’ Agreement provides for certain put and call rights in favor of the Rollover Sellers and the Company. The Rollover Sellers have the right to cause the Company to acquire the equity interests of MotoGP held by the Rollover Sellers as follows: (i) one-third following the third anniversary of the Closing Date, (ii) two-thirds following the fifth anniversary of the Closing Date, less any equity interests previously acquired by the Company, and (iii) all remaining equity interests held following the sixth anniversary of the Closing Date. Additionally, from and after the eighth anniversary of the Closing Date, the Company has an annual call right to acquire any or all remaining equity interests held by the Rollover Sellers and the Rollover Sellers have an annual put right to cause the Company to acquire any or all remaining equity interests held by the Rollover Sellers. The price to be paid by the Company to acquire any equity interests from the Rollover Sellers will be equal to the fair market value with such fair market value determined in accordance with the terms of the Shareholders’ Agreement. Upon the exercise of any put or call right, the Company is permitted to satisfy up to 50% of such consideration payable in the form of the delivery of unregistered shares of Series C Liberty Formula One common stock with the remaining consideration payable in cash. Since the potential redemption of the MotoGP equity interests held by the Rollover Sellers is not within the control of the Company and any redemption must also involve the use of cash, the Company accounts for the noncontrolling interest in MotoGP as a redeemable noncontrolling interest outside of permanent equity.

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

The redeemable noncontrolling interest is not redeemable as of December 31, 2025, but it is probable it will become redeemable in the future solely based on the passage of time, as discussed above, with respect to the various anniversary dates following the Closing Date where the Rollover Sellers have the right to cause the Company to acquire the redeemable noncontrolling interest. Since it is probable the noncontrolling interest will become redeemable, the Company’s accounting policy is to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of the reporting period, in periods that the redemption value is higher than the cumulative amount that would result from applying the measurement guidance in ASC 810. This accounting policy method views the end of each reporting period as if it were also the redemption date for the redeemable noncontrolling interest.

Included in net earnings (loss) for the year ended December 31, 2025 are net earnings of approximately $1 million related to MotoGP’s operations since the date of acquisition, which includes amortization expense, net of income taxes, of approximately $77 million.

The unaudited pro forma revenue and earnings of Liberty, prepared utilizing the historical financial statements of MotoGP, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of MotoGP discussed above occurred on January 1, 2024, are as follows:

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024

	amounts in millions
Revenue	$4,725	4,153
Net earnings (loss)	$534	(2,502)
Net earnings (loss) attributable to Liberty shareholders	$538	(2,086)

The pro forma results include adjustments primarily related to the amortization of acquired intangible assets. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of MotoGP had occurred previously and the Company consolidated MotoGP during the periods presented.

QuintEvents

On January 2, 2024, the Company purchased QuintEvents for total consideration of approximately $277 million, comprised of $205 million of cash, net of cash acquired of $66 million, and a $6 million settlement of a pre-existing condition. The Company recorded $252 million of goodwill, $113 million of intangible assets subject to amortization, net and $121 million of deferred revenue as a result of the acquisition. The acquisition price allocation was final as of December 31, 2024. As disclosed in note 1, following the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company.

(4)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Allowance for credit losses

Receivables are reflected net of an allowance for credit losses. The Company applies the expected credit loss methodology in estimating its allowance for credit losses by first considering historical losses and adding consideration of current market conditions, the customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The table below presents changes in the allowance for the periods presented:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Balance, beginning of period	$3	2	3
Provision charged to expense	4	1	1
Write-offs, net of recoveries	(4)	—	(2)
Balance, end of period	$3	3	2

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

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

Property and Equipment

Property and equipment consisted of the following:

	Estimated	December 31,
	Useful Life	2025	2024

		amounts in millions
Land	NA	$283	262
Buildings and improvements	3 - 40 years	568	538
Support equipment	3 - 15 years	236	205
Construction in progress	NA	—	2
Total property and equipment		$1,087	1,007

Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $71 million, $62 million and $79 million, respectively.

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

December 31, 2025, 2024 and 2023

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

December 31, 2025, 2024 and 2023

with a term of twelve months or less or leases with non-consecutive periods of use that total twelve months or less at the lease commencement date.

The Company recorded $65 million, $62 million and $78 million of operating lease expense during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company’s operating leases had a weighted-average remaining lease term of 12.2 years and a weighted-average discount rate of 5.0%. Operating lease right-of-use assets totaled $26 million and $45 million as of December 31, 2025 and 2024, respectively, and are included in other assets in the consolidated balance sheets. Operating lease liabilities totaled $24 million and $44 million as of December 31, 2025 and 2024, respectively, and are included in other current liabilities and other liabilities in the consolidated balance sheets.

As of December 31, 2025, future minimum payments under noncancelable operating leases with initial terms of one year or more are $5 million in 2026, $5 million in 2027, $5 million in 2028, $4 million in 2029, $3 million in 2030 and $5 million thereafter. The Company expects to pay $16 million in 2026, $16 million in 2027 and $14 million in 2028 related to short-term leases that extend over multiple years.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Sales, value add, and other taxes, when collected concurrently with revenue producing activities, are excluded from revenue. An accounts receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable. Incremental costs of obtaining a contract are expensed when the amortization period of the asset is one year or less. To the extent the incremental costs of obtaining a contract relate to a period greater than one year, the Company amortizes such incremental costs in a manner that is consistent with the transfer to the customer of the goods or services to which the asset relates. If, at contract inception, we determine the time period between when we transfer a promised good or service to a customer and when the customer pays us for that good or service is one year or less, we do not adjust the promised amount of consideration for the effects of a significant financing component.

Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our consolidated statement of operations as the services are provided.

Significant portions of the transaction prices related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $3,338 million in 2026, $3,177 million in 2027, $8,450 million in 2028 through 2032, and $1,889 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Formula 1

The following table disaggregates Formula 1’s revenue by source:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Primary	$3,086	2,757	2,560
Other	787	654	662
Total Formula 1 revenue	$3,873	3,411	3,222

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

Primary revenue. Formula 1 holds exclusive commercial rights with respect to the Formula One World Championship (the “F1 Championship”), an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors’ Championship and drivers compete for the Drivers’ Championship. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. Primary revenue derived from the commercial exploitation of the F1 Championship is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based on the fees within the underlying contractual arrangement.

Other revenue. Formula 1 earns other revenue from miscellaneous and ancillary sources, primarily related to the sale of tickets to the Formula 1 Paddock Club hospitality program  (the “Paddock Club”) at most events, facilitating the shipment of cars and equipment to and from events outside of Europe, the sale of hospitality and experiences at the Las Vegas Grand Prix, support races at events, other licensing opportunities, various television production activities and the operations at the Grand Prix Plaza site in Las Vegas. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights over a longer period of time, the revenue is recognized over time.

MotoGP

The following table disaggregates MotoGP’s revenue by source:

Year ended
December 31, 2025
amounts in millions
Primary	$284
Other	41
Total MotoGP revenue	$325

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

The following is a description of principal activities from which MotoGP generates its revenue.

Primary revenue. MotoGP holds the exclusive commercial rights with respect to the FIM Grand Prix World Championship (the “MotoGP Championship”), an annual, approximately nine-month long, motorcycle racing competition in which riders compete for the Riders’ Championship, teams compete for the Teams’ Championship and engine manufacturers compete for the Manufacturers’ Championship.  MotoGP’s primary revenue is derived through a combination of media rights, race promotion and sponsorship arrangements. Primary revenue derived from the commercial exploitation of the MotoGP Championship is (i) recognized on an event by event basis for those performance obligations associated with a specific event based on the fees within the underlying contractual arrangement and (ii) recognized over time for those performance obligations associated with a period of time that is greater than a single specific event (for example, over the entire race season or calendar year) based on the fees within the underlying contractual arrangement.

Other revenue. MotoGP earns other revenue from miscellaneous and ancillary sources, primarily related to the commercial exploitation of ancillary motorcycle racing championships, revenue from the sale of tickets to the MotoGP VIP Village hospitality program and other hospitality offerings at most events and licensing opportunities. To the extent such revenue relates to services provided or rights associated with a specific event, the revenue is recognized upon occurrence of the related event and to the extent such revenue relates to services provided or rights over a longer period of time, the revenue is recognized over time.

QuintEvents

QuintEvents recognized $381 million and $340 million of revenue during the years ended December 31, 2025 and 2024, respectively. QuintEvents generates revenue through ticket sales, event package sales and commissions as an agent/re-seller for event packages. Revenue from ticket sales and event package sales is recognized as the events occur. QuintEvents acts as the principal for its ticket sales as it purchases allotments of tickets and bears the risk of loss.

Braves Holdings

The following table disaggregates Braves Holdings’ revenue by source:

Year ended
December 31, 2023
amounts in millions
Baseball	$318
Mixed-Use Development	32
Total Braves Holdings revenue	$350

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

December 31, 2025, 2024 and 2023

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

Cost of Motorsport Revenue

Formula 1’s cost of motorsport revenue consists of team payments, costs of promoting, organizing and delivering the Las Vegas Grand Prix, hospitality costs, which are principally related to catering and other aspects of the production and delivery of hospitality offerings at the Las Vegas Grand Prix and the Paddock Club at other events (“Formula 1 Events”), and costs incurred in the provision and sale of freight, travel and logistical services. Formula 1’s other costs of motorsport revenue also include sponsorship and digital product sales’ commissions, circuit rights’ fees payable under various agreements with race promoters to acquire certain commercial rights at Formula 1 Events, including the right to sell advertising, hospitality and support race opportunities, annual Federation Internationale de l’Automobile (“FIA”) regulatory fees, Formula 2 and Formula 3 cars, parts and maintenance services, costs related to the new F1 Academy series, television production and post-production services, advertising production services and digital and social media activities. These costs are largely variable in nature and typically relate directly to revenue opportunities.

MotoGP’s cost of motorsport revenue includes both variable and fixed costs components and relates to both primary and other motorsport revenue. On an annual basis, the largest components of costs of motorsport revenue are costs related to International Road-Racing Teams Association payments, which are generally fixed on a per race basis with slight variations based on the mix and number of MotoGP’s events and escalate on an annual basis, costs related to television productions, advertising and sponsorship materials, the delivery of hospitality offerings, freight travel and annual FIM fees.

Advertising Costs

Advertising expense aggregated $54 million, $34 million and $28 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is reflected in the selling, general and administrative expenses line in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 12, Liberty has granted to its directors, employees and employees of its subsidiaries restricted stock (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of Liberty common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Stock-based compensation, included in selling,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

general and administrative expense in the accompanying consolidated statements of operations, was $21 million, $30 million and $27 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Foreign Currency Translation

The U.S. Dollar is the functional currency of the Company and Formula 1. MotoGP’s functional currency is the Euro.  Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the exchange rates in effect during the applicable period, which approximates the average exchange rate. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains (losses) which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Unrealized gains (losses) are included in other, net in the consolidated statements of operations and realized gains (losses) are included in selling, general and administrative in the consolidated statements of operations.

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

December 31, 2025, 2024 and 2023

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2025, 2024 and 2023 are 2 million, 4 million and 4 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2025	2024	2023

	number of shares in millions
Basic WASO	250	240	234
Potentially dilutive shares (a)	8	3	6
Diluted WASO (b)	258	243	240
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses are reported since the result would be antidilutive.
(b)	As described in note 1, the Liberty SiriusXM Group’s intergroup interest in the Formula One Group was settled and extinguished in 2023. The intergroup interest was a quasi-equity interest which was not represented by outstanding shares of common stock; rather, the Liberty SiriusXM Group had an attributed value in the Formula One Group which was generally stated in terms of a number of shares of stock issuable to the Liberty SiriusXM Group with respect to its interest in the Formula One Group. Each reporting period, the notional shares representing the intergroup interest were marked to fair value. As the notional shares underlying the intergroup interest were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Formula One common stock. However, Liberty assumed that the notional shares (if and when issued) would be comprised of Series A Liberty Formula One common stock since Series A Liberty Formula One common stock was underlying the 1.375% Cash Convertible Senior Notes due 2023 (the “Convertible Notes”). Therefore, the market price of Series A Liberty Formula One common stock was used for the quarterly mark-to-market adjustment. The notional shares representing the intergroup interest had no impact on the basic WASO. However, if dilutive, the notional shares representing the intergroup interest were included in the diluted WASO as if the shares had been issued and outstanding during the period. For periods in which share settlement of the intergroup interest was dilutive, an adjustment was also made to the numerator in the diluted earnings per share calculation for the unrealized gain or loss incurred from marking the intergroup interest to fair value during the period.

For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. In addition, for periods in which share settlement of the Shareholders’ Agreement, which may be partially settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the share of earnings (loss) attributable to the noncontrolling interests, net of tax where appropriate.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$603	(30)	185
Adjustments	(42)	—	(37)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$561	(30)	148

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the years ended December 31, 2025 and 2024 and the period from August 3, 2023 to December 31, 2023 are zero, 1 million and 1 million potentially dilutive shares of Liberty Live common stock, respectively, because their inclusion would be antidilutive.

	January 1, 2025 to	Year ended	August 3, 2023 to
	December 15, 2025	December 31, 2024	December 31, 2023

	number of shares in millions
Basic WASO	92	92	92
Potentially dilutive shares (a)	—	—	—
Diluted WASO	92	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty Live Group are reported since the result would be antidilutive.

Series A, Series B and Series C Liberty SiriusXM Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the period from January 1, 2024 to September 9, 2024 and the year ended December 31, 2023 are 18 million and 26 million potentially dilutive shares of Liberty SiriusXM common stock, respectively, because their inclusion would be antidilutive.

	January 1, 2024 to	Year ended
	September 9, 2024	December 31, 2023

	number of shares in millions
Basic WASO	327	327
Potentially dilutive shares (a)	13	16
Diluted WASO (b)	340	343
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Liberty SiriusXM Group are reported since the result would be antidilutive.
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

December 31, 2025, 2024 and 2023

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

	January 1, 2024 to	Year ended
	September 9, 2024	December 31, 2023

	amounts in millions
Basic earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,002)	829
Adjustments	(93)	1
Diluted earnings (loss) from discontinued operations attributable to Liberty SiriusXM stockholders	$(2,095)	830

Series A, Series B and Series C Liberty Braves Common Stock

The basic and diluted EPS calculations are based on the following WASO. Excluded from diluted EPS for the period from January 1, 2023 to July 18, 2023 are 7 million potentially dilutive shares of Liberty Braves common stock because their inclusion would be antidilutive.

January 1, 2023 to
July 18, 2023
number of shares in millions
Basic WASO	53
Potentially dilutive shares (a)	1
Diluted WASO (b)	54
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which net losses attributable to the Braves Group are reported since the result would be antidilutive.
(b)	As described in note 1, the intergroup interests in the Braves Group held by the Formula One Group and the Liberty SiriusXM Group were settled and extinguished in connection with the Atlanta Braves Holdings Split-Off. The intergroup interests were quasi-equity interests that were not represented by outstanding shares of common stock; rather, the Formula One Group and the Liberty SiriusXM Group had attributed values in the Braves Group which are generally stated in terms of a number of shares of stock issuable to the Formula One Group and the Liberty SiriusXM Group with respect to their interests in the Braves Group. Each reporting period, the notional shares representing the intergroup interests were marked to fair value. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock in order to not dilute voting percentages and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock since Series A Liberty Braves common stock was underlying the Convertible Notes. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were historically used for the quarterly mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively. During the second quarter of 2023, Liberty determined that, in connection with the Atlanta Braves Holdings Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

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

January 1, 2023 to
July 18, 2023
amounts in millions
Basic earnings (loss) attributable to Liberty Braves stockholders	$(111)
Adjustments	—
Diluted earnings (loss) attributable to Liberty Braves stockholders	$(111)

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a retrospective basis as of December 31, 2025. See notes 5 and 9 for new required disclosures.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which expands disclosures about specific expense categories at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

(5)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$(15)	59	—
Intangibles not subject to amortization	3,062	252	—
Intangibles subject to amortization	2,789	113	—
Net liabilities assumed	(1,207)	(198)	—
Deferred tax liabilities	(671)	(21)	—
Redeemable noncontrolling interests in equity of subsidiary	(691)	—	—
Cash paid (received) for acquisitions, net of cash acquired	$3,267	205	—

Cash paid for interest, net of amounts capitalized	$232	188	218

Cash paid for income taxes, net:
Federal
United States	$20	54	135
State and local
Colorado	—	—	1
Foreign
United Kingdom	70	62	25
Spain	22	—	—
Italy	6	6	6
Germany	(4)	—	(11)
Other	9	(1)	3
Total cash paid for income taxes, net	$123	121	159

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2025	2024	2023

	amounts in millions
Cash and cash equivalents	$1,055	2,631	1,408
Cash and cash equivalents included in current assets of discontinued operations	—	325	611
Restricted cash included in other current assets	—	7	—
Restricted cash included in noncurrent assets of discontinued operations	—	—	9
Total cash, cash equivalents and restricted cash at end of period	$1,055	2,963	2,028

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

December 31, 2025, 2024 and 2023

inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

Liberty’s assets and liabilities measured at fair value are as follows:

	December 31, 2025			December 31, 2024
		Quoted prices	Significant other		Quoted prices	Significant other
		in active markets	observable		in active markets	observable
		for identical assets	inputs		for identical assets	inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$783	783	—	2,142	2,142	—
Financial instrument assets	$122	109	13	167	84	83
Debt	$597	—	597	588	—	588
Financial instrument liabilities	$—	—	—	138	—	138

The majority of Liberty’s Level 2 financial instruments are debt related instruments and derivative instruments, which include foreign currency forward contracts and interest rate swaps. These assets and liabilities are not always traded publicly or not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset or liability is utilized. Accordingly, those financial instruments and debt or debt related instruments are reported in the foregoing table as Level 2 fair value. As of December 31, 2025, financial instrument assets included in the table above are included in the other assets line item in the consolidated balance sheet. As of December 31, 2024, $27 million and $140 million of financial instrument assets included in the table above are included in the other current assets and other assets line items, respectively, in the consolidated balance sheet. As of December 31, 2024, financial instrument liabilities included in the table above are comprised of foreign currency forward contracts.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following (amounts in millions):

	Years ended December 31,
	2025	2024	2023
Debt measured at fair value (a)	$(6)	(95)	(13)
Foreign currency forward contracts	335	(138)	—
Interest rate swaps	(41)	103	28
Debt and equity securities	(12)	(5)	27
Other	12	(4)	2
	$288	(139)	44
(a)	The Company elected to account for its convertible notes (as described in note 8) using the fair value option. Changes in the fair value of the convertible notes recognized in the consolidated statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

of the convertible notes attributable to changes in the instrument specific credit risk was a loss of $4 million, loss of $15 million and loss of $12 million for the years ended December 31, 2025, 2024 and 2023, respectively. The cumulative change since issuance was a gain of $65 million as of December 31, 2025, net of the recognition of previously unrecognized gains and losses.

(7)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Formula 1	MotoGP	Other	Total

	amounts in millions
Balance at January 1, 2024	$3,956	NA	—	3,956
Acquisition of QuintEvents	—	NA	252	252
Impairments	—	NA	(73)	(73)
Other	—	NA	(1)	(1)
Balance at December 31, 2024	$3,956	NA	178	4,134
Acquisition of MotoGP	—	3,061	—	3,061
Liberty Live Split-Off	—	—	(179)	(179)
Other	—	8	1	9
Balance at December 31, 2025	$3,956	3,069	—	7,025

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

		December 31, 2025			December 31, 2024
		Gross		Net	Gross		Net
		carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful life	amount	amortization	amount	amount	amortization	amount

	years	amounts in millions
FIA Agreement	35	$3,630	(1,632)	1,998	3,630	(1,473)	2,157
FIM Agreement	36	1,657	(23)	1,634	—	—	—
Customer relationships	5 - 36	2,988	(1,549)	1,439	1,854	(1,441)	413
Other	various	264	(233)	31	381	(262)	119
Total		$8,539	(3,437)	5,102	5,865	(3,176)	2,689

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Amortization expense was $322 million, $290 million and $327 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on its amortizable intangible assets as of December 31, 2025, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2026	$363
2027	$354
2028	$337
2029	$321
2030	$270

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

(8)  Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	December 31,	December 31,
	December 31, 2025	2025	2024

	amounts in millions
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	$475	597	588
Other	24	24	53
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	3,350	3,331	2,357
MotoGP Credit Facilities	1,173	1,173	—
Deferred financing costs		(25)	(6)
Total debt	$5,022	5,100	2,992
Debt classified as current		(52)	(26)
Total long-term debt		$5,048	2,966
(1)	Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027 (the “2.25% Convertible Senior Notes due 2027”). As of December 31, 2025, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility. In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which was in addition to an incremental $150 million of commitments to the Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term Loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 3. The Term Loan B, Term Loan A and revolving credit facility are collectively the “Senior Loan Facilities.” The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of December 31, 2025, there were no outstanding borrowings under the $500 million revolving credit facility. The margin for the Term Loan B was originally 2.25%, was reduced to 2.0% on September 19, 2024 and permanently stepped down to 1.75% on November 5, 2025.  The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, amongst other things. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is the Adjusted Term Secured Overnight Financing Rate (“Term SOFR”). The weighted average interest rate on the Senior Loan Facilities was approximately 5.36% and 6.19% as of December 31, 2025 and 2024, respectively. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $3.3 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of December 31, 2025, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

MotoGP Credit Facilities

On August 18, 2025, MotoGP refinanced its previous €975 million Term Loan B with a new €800 million Term Loan B with a maturity of August 18, 2032, previous €150 million Term Loan A with a new $232.5 million Term Loan A with a maturity of August 18, 2030 and previous €100 million multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility with a maturity of August 18, 2030 (collectively, the “Credit Facilities”). Effective August 18, 2025, the margin for the Term Loan B was reduced from 3.25% to 2.75% (with a range of 2.25% to 2.75% depending on a leverage ratio) with a reference rate of the euro interbank offered rate (“EURIBOR”), the margin for the Term Loan A was reduced from 2.50% to 1.75% (with a range of 1.50% to 2.00% depending on a leverage ratio) with a reference rate of Term SOFR and the margin for the revolving credit facility was reduced from 2.50% to 2.25% (with a range of 2.00% to 2.50% depending on a leverage ratio) with a reference rate of one of Term SOFR, the sterling overnight index average or EURIBOR based on the currency of the applicable borrowing. The weighted average interest rate on the Credit Facilities was approximately 5.01% as of December 31, 2025. The Credit Facilities remain non-recourse to Liberty and are secured by pledges of the equity interests, accounts and intercompany receivables of MotoGP.

Debt Covenants

The Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt, MotoGP’s debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities, the Company believes that the carrying amount approximates fair value at December 31, 2025.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Five Year Maturities

The annual principal maturities of outstanding debt obligations for each of the next five years is as follows (amounts in millions):

2026	$52
2027	$558
2028	$84
2029	$643
2030	$195

(9)  Income Taxes

Income tax expense (benefit) consists of:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Current:
Federal	$—	(37)	(31)
State and local	—	(6)	(1)
Foreign	119	58	41
	119	15	9
Deferred:
Federal	(8)	1	36
State and local	7	(1)	1
Foreign	19	29	(22)
	18	29	15
Total:
Federal	(8)	(36)	5
State and local	7	(7)	—
Foreign	138	87	19
Income tax expense (benefit)	$137	44	24

The following table presents a summary of our domestic and foreign earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Domestic	$288	(444)	(177)
Foreign	445	444	274
Total	$733	—	97

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Expected income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2025		2024		2023

	dollar amounts in millions
U.S. Federal statutory tax rate	$154	21%	—	21%	20	21%
Domestic federal reconciling items
Tax credits	(1)	—%	—	n/m	—	—%
Nontaxable or nondeductible items
(Nontaxable gain) / nondeductible loss	(69)	(9)%	49	n/m	17	18%
Nondeductible executive compensation	6	1%	10	n/m	4	4%
Capitalized transaction costs	4	1%	7	n/m	3	3%
Other	(12)	(2)%	(2)	n/m	(3)	(3)%
Cross-border tax laws
Global intangible low-taxed income	(6)	(1)%	1	n/m	10	10%
Subpart F	—	—%	(9)	n/m	11	11%
Other
Change in valuation allowance	17	2%	2	n/m	4	4%
Domestic state and local income taxes, net of federal effect	6	1%	(6)	n/m	—	—%
Foreign reconciling items
United Kingdom
Rate differential	23	3%	12	n/m	2	2%
Stock compensation	(4)	(1)%	(11)	n/m	(2)	(2)%
Nondeductible interest	—	—%	7	n/m	(19)	(20)%
Tax credits	(9)	(1)%	(9)	n/m	(8)	(8)%
Other	9	1%	4	n/m	1	1%
Cayman Islands - rate differential	—	—%	(22)	n/m	(25)	(26)%
Italy - withholding taxes	6	1%	6	n/m	6	6%
Luxembourg
Nondeductible interest	10	1%	—	n/m	—	—%
Other	(4)	(1)%	3	n/m	(2)	(2)%
Other jurisdictions	7	1%	2	n/m	5	5%
Income tax expense (benefit)	$137	18%	44	n/m	24	24%

n/m – Percentages are not meaningful when earnings (loss) from continuing operations before income taxes is zero.

For the years ended December 31, 2025, 2024 and 2023, state and local income taxes in Colorado comprised the majority of the domestic state and local income taxes, net of federal effect category.

For the year ended December 31, 2025, the Company recognized income tax expense less than the expected federal rate of 21% primarily due to certain gains that are not taxable, partially offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate and an increase in our valuation allowance.

For the year ended December 31, 2024, the Company recognized income tax expense primarily due to certain losses that are not deductible for tax purposes, partially offset by tax benefits related to stock-based compensation and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

For the year ended December 31, 2023, the Company recognized income tax expense greater than the expected federal rate of 21% primarily due to certain losses that are not deductible for tax purposes and tax expense related to cross-border taxes, partially offset by tax benefits related to foreign currency adjustments on certain U.K. deferred tax assets and earnings in foreign jurisdictions taxed at rates lower than the 21% U.S. federal rate.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$604	609
Other accrued liabilities	13	14
Accrued stock compensation	5	5
Intangible assets	—	8
Other future deductible amounts	3	—
Deferred tax assets	625	636
Valuation allowance	(28)	(10)
Net deferred tax assets	597	626
Deferred tax liabilities:
Intangible assets	625	—
Fixed assets	89	80
Investments	—	19
Other future taxable amounts	—	2
Deferred tax liabilities	714	101
Net deferred tax assets (liabilities)	$(117)	525

During the year ended December 31, 2025, there was a $20 million increase in the Company’s valuation allowance that affected income tax expense and a $2 million decrease that affected equity.

At December 31, 2025, the Company had a deferred tax asset of $604 million for federal, state and foreign net operating losses (“NOLs”) and interest expense carryforwards. Of this amount, the Company has $33 million of federal NOLs, $43 million of federal interest expense carryforwards, $1 million of state NOLs, $261 million of foreign NOLs and $266 million of foreign interest expense carryforwards that may be carried forward indefinitely. These losses and interest carryforwards are expected to be utilized prior to expiration, except for $24 million of federal losses and interest carryforwards and $4 million of foreign losses and interest carryforwards, which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

As of December 31, 2025, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2025, the Company’s tax years prior to 2022 are closed for federal income tax purposes. The IRS has completed its examination of the Company’s 2022 tax year. However, 2022 remains open until the statute of limitations lapses on October 15, 2026. The Company’s 2023 and 2024 tax years are under examination by the IRS and remain open until the statute of limitations lapses on October 15, 2027 and 2028, respectively. The Company’s 2025 tax

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

year is currently under examination as part of the IRS Compliance Assurance Process program. Various states are currently examining the Company’s prior years’ state income tax returns.

(10)  Stockholders’ Equity

Preferred Stock

Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2025, no shares of preferred stock were issued.

Common Stock

Series A Liberty Formula One common stock has one vote per share, Series B Liberty Formula One common stock has ten votes per share and Series C Liberty Formula One common stock has no votes per share except as otherwise required by Delaware law. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock of the same group. All series of our common stock participate on an equal basis with respect to dividends and distributions.

Issuance of Common Stock

On August 22, 2024, the Company issued approximately 12.2 million shares of Series C Liberty Formula One common stock at an offering price of $77.50 per share, resulting in gross proceeds of approximately $949 million. The Company used the net proceeds of the offering to partially fund the acquisition of MotoGP and for general corporate purposes.

Purchases of Common Stock

There were no repurchases of the Company’s common stock during the years ended December 31, 2025, 2024 and 2023.

(11)  Related Party Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangements

In December 2019, the Compensation Committee (the “Committee”) of Liberty approved a compensation arrangement (the “former CEO Arrangement”) for our former CEO. Also in December 2019, each of the Service Companies executed an amendment to each Service Company’s services agreement with Liberty, pursuant to which components of the former CEO’s compensation described below were either paid directly to the former CEO by each Service Company or reimbursed to Liberty, in each case based on allocations among Liberty and each of the Service Companies set forth in the service agreement amendments. This allocation percentage was determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty-wide and former CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty and the Service Companies in consultation with the former CEO. The allocation percentage was adjusted annually and following certain events. As of December 31, 2024 and 2023, the allocation percentage for Liberty was 54% and 54%, respectively.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

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

On January 6, 2025, the Liberty board of directors approved an offer of employment for Derek Chang, Liberty’s President and Chief Executive Officer (the “CEO”).  The CEO began employment on February 1, 2025, and receives the following compensation: (1) annual base salary of $2.5 million, (2) one-time signing bonus of $150,000, (3) upfront signing award of Series C RSUs of Liberty Formula One common stock with a GDFV of $5 million, (4) upfront award of Series C RSUs of Liberty Formula One common stock with a GDFV of $15 million and (5) annual option to purchase shares of Series C Formula One common stock with a GDFV of $3 million. See note 12 for grants made to the CEO during the year ended December 31, 2025.

Exchange Agreement with John C. Malone

On July 28, 2021, the Company entered into an exchange agreement, among the Company, John C. Malone (the then Chairman of the Board of the Company), and a revocable trust of which Mr. Malone is the sole trustee and beneficiary (the “JM Trust”) (the “Exchange Agreement”), whereby, among other things, Mr. Malone agreed to an arrangement under which his aggregate voting power in the Company would not exceed 49% (the “Target Voting Power”) plus 0.5% (under certain circumstances).

The Exchange Agreement provides for exchanges by the Company and Mr. Malone or the JM Trust of shares of Series B Liberty Formula One common stock for shares of Series C Liberty Formula One common stock in connection with certain events, including (i) any event that would result in a reduction in the outstanding votes of the Company’s common stock or an increase of Mr. Malone’s beneficially-owned voting power (other than a Voting Power Exchange (as defined below)) (an “Accretive Event”), in each case, such that Mr. Malone’s voting power would exceed the Target Voting Power plus 0.5%, (ii) from and after the occurrence of any Accretive Event, any event that would result in an increase in the outstanding votes or a decrease of Mr. Malone’s beneficially-owned voting power (a “Dilutive Event”), in each case, such that Mr. Malone’s voting power falls below the Target Voting Power less 0.5%, or (iii) on a quarterly basis or in connection with any annual or special meeting of stockholders, upon request by Mr. Malone or the JM Trust, if Mr. Malone’s aggregate voting power in the Company is less than the Target Voting Power and would continue to be less than the Target Voting Power upon completion of such exchange (a “Voting Power Exchange”). Additionally, the Exchange Agreement contains certain provisions with respect to fundamental events at the Company, meaning any combination, consolidation, merger, exchange offer, split-off, spin-off, rights offering or dividend, in each case, as a result of which holders of Series B common stock are entitled to receive securities of the Company, securities of another person, property or cash, or a combination thereof.

In connection with an Accretive Event, Mr. Malone or the JM Trust will be required to exchange with the Company shares of Series B Liberty Formula One common stock (“Exchanged Series B Shares”) for an equal number of shares of Series C Liberty Formula One common stock so as to maintain Mr. Malone’s voting power as close as possible to, without exceeding, the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement. In connection with a Dilutive Event, Mr. Malone and the JM Trust may exchange with the Company shares of Series C Liberty Formula One common stock for an equal number of shares of Series B Liberty Formula One common stock equal to the lesser of (i) the number of shares of Series B Liberty Formula One common stock which would maintain Mr. Malone’s voting power as close as possible to, without exceeding, the Target Voting Power and (ii) the number of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Exchanged Series B Shares at such time, on the terms and subject to the conditions of the Exchange Agreement. In a Voting Power Exchange, the Company will be required to exchange with Mr. Malone and the JM Trust shares of Series B Liberty Formula One common stock on a one-for-one basis for shares of Series C Liberty Formula One common stock, with the maximum number of shares of Series B Liberty Formula One common stock to be delivered to Mr. Malone or the JM Trust equal to the number of Exchanged Series B Shares at such time that may be delivered without resulting in Mr. Malone’s aggregate voting power in the Company exceeding the Target Voting Power, on the terms and subject to the conditions of the Exchange Agreement.

On December 8, 2025, pursuant to the Exchange Agreement, Mr. Malone exchanged with the Company 47,297 shares of Series B Liberty Formula One common stock for an equivalent number of shares of Series C Liberty Formula One common stock.

However, at this time, and as a result of his resignation from the board of the Company, no further exchanges to maintain the Target Voting Power are expected to be completed under the Exchange Agreement.

John C. Malone’s Employment Agreement

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

Effective January 1, 2026, Mr. Malone became Liberty’s Chairman Emeritus. Mr. Malone remains an employee of the Company and therefore the terms of Mr. Malone’s employment agreement as our former Chairman apply to his role as our Chairman Emeritus.

New Chairman of the Board

Effective January 1, 2026, Robert R. Bennett was appointed as Chairman of the Board of the Company (the “New Chairman”). See note 12 for the grant made to the New Chairman during the year ended December 31, 2025.

(12)  Stock-Based Compensation

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), the Company may grant Awards in respect of approximately 12.3 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-8 years. Liberty issues new shares upon exercise of equity awards.

Grants of Awards

Options granted in 2025, 2024 and 2023 are summarized as follows:

	Years ended December 31,
	2025		2024		2023
	Options	Weighted	Options	Weighted	Options	Weighted
	granted	average	granted	average	granted	average
	(000's)	GDFV	(000's)	GDFV	(000's)	GDFV
Series C Liberty Formula One common stock, Liberty employees and directors (1)	16	$28.59	20	$35.63	246	$25.78
Series C Liberty Formula One common stock, Liberty CEO (2)	356	$30.22	—	$—	—	$—
Series C Liberty Formula One common stock, subsidiary employees (3)	146	$37.09	83	$29.77	71	$30.70
Series B Liberty Formula One common stock, New Chairman (4)	400	$26.36	—	$—	—	$—
Series C Liberty Braves common stock, Liberty employees and directors (1)	NA	NA	NA	NA	3	$14.24
(1)	Mainly vests between one and three years for employees and in one year for directors.
(2)	Grants vest ratably between one and five years. Grants were made in connection with the CEO’s employment arrangement, as disclosed in note 11.
(3)	Grant made in 2025 vests equally over five years. Grants made in 2024 and 2023 mainly vested in equal quarterly installments over one year.
(4)	Grant vests equally over five years.

The Company granted 178 thousand time-based RSUs of Series C Liberty Formula One common stock to our CEO during the year ended December 31, 2025. The RSUs had a weighted average GDFV of $94.11 per share and cliff vest on December 15, 2029.

The Company granted PRSUs to the former CEO in connection with his employment agreement. During the years ended December 31, 2024 and 2023, the Company granted 88 thousand and 81 thousand PRSUs of Series C Liberty Formula One common stock, respectively, and 31 thousand PRSUs of Series C Liberty Braves common stock during the year ended December 31, 2023 to the former CEO. Such PRSUs had a GDFV of $72.05 per share and $75.12 per share, respectively, and $34.44 per share, and cliff vested one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

The Company did not grant any options to purchase shares of Series A Liberty Formula One common stock during the year ended December 31, 2025.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2025, 2024 and 2023, the range of expected terms was 5.0 to 5.6 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty’s stocks and the implied volatility of publicly traded Liberty options, as applicable. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the ranges of volatilities used by the Company in the Black-Scholes Model for its stock option grants.

2025 grants	27.0%	-	36.2%
2024 grants	36.2%	-	37.3%
2023 grants	33.3%	-	37.3%

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Liberty Formula One

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty		remaining		value
	Options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2025	4,138	$39.53
Granted	518	$93.04
Exercised	(1,122)	$37.50
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2025	3,534	$48.02	2.5	years	$178
Exercisable at December 31, 2025	2,935	$39.63	1.7	years	$173

As of December 31, 2025, 400 thousand options of Series B Liberty Formula One common stock remained outstanding at an exercise price of $85.09, a remaining contractual life of 6.9 years and an intrinsic value of $1.2 million.  None of these options were exercisable as of December 31, 2025.

As of December 31, 2025, there were no outstanding options to purchase shares of Series A Liberty Formula One common stock.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

As of December 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $52 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of December 31, 2025, 3.9 million shares of Series B and Series C Liberty Formula One common stock were reserved for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2025, 2024 and 2023 was $66 million, $106 million and $41 million, respectively.

Restricted Stock and Restricted Stock Units

The Company had approximately 387 thousand unvested RSUs of Liberty Formula One common stock held by certain directors, officers and employees of the Company as of December 31, 2025. These Series C unvested RSUs of Liberty Formula One common stock had a weighted average GDFV of $91.39 per share.

The aggregate fair value of all RSAs and RSUs of Liberty Formula One common stock that vested during the years ended December 31, 2025, 2024 and 2023 was $19 million, $17 million and $7 million, respectively.

(13)  Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the “Liberty 401(k) Plan”), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company’s subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $12 million, $11 million and $10 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

(14)  Other Comprehensive Earnings (Loss)

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

December 31, 2025, 2024 and 2023

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

	Foreign
	currency
	translation
	adjustment	Other	AOCI

	amounts in millions
Balance at January 1, 2023	$(76)	37	(39)
Other comprehensive earnings (loss) attributable to Liberty stockholders	19	32	51
Balance at December 31, 2023	(57)	69	12
Other comprehensive earnings (loss) attributable to Liberty stockholders	(16)	(180)	(196)
Split-Off of Liberty Sirius XM Holdings	31	—	31
Balance at December 31, 2024	(42)	(111)	(153)
Other comprehensive earnings (loss) attributable to Liberty stockholders	43	61	104
Split-Off of Liberty Live Holdings	19	—	19
Balance at December 31, 2025	$20	(50)	(30)

The components of other comprehensive earnings (loss) are reflected in Liberty’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2025:
Credit risk on fair value debt instruments gains (losses)	$(5)	1	(4)
Foreign currency translation adjustments	55	(12)	43
Other comprehensive earnings (loss) from continuing operations	$50	(11)	39
Year ended December 31, 2024:
Credit risk on fair value debt instruments gains (losses)	$(17)	4	(13)
Foreign currency translation adjustments	(9)	2	(7)
Other comprehensive earnings (loss) from continuing operations	$(26)	6	(20)
Year ended December 31, 2023:
Credit risk on fair value debt instruments gains (losses)	$(13)	3	(10)
Foreign currency translation adjustments	13	(3)	10
Recognition of previously unrealized (gains) losses on debt	(1)	—	(1)
Other comprehensive earnings (loss) from continuing operations	$(1)	—	(1)

(15)  Commitments and Contingencies

Concorde Agreement

The 2021 Concorde Agreement provided, among other things, for the participation of the teams in the F1 Championship and provided for Formula 1 to make certain prize fund payments to the teams. The 2021 Concorde Agreement expired on December 31, 2025 and was made up of two separate documents: (a) the 2021 Concorde

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Commercial Agreement between Formula 1 and each of the teams; and (b) the 2021 Concorde Governance Agreement between Formula 1, the FIA and each of the Formula 1 Teams.

In March 2025, Formula 1 paid a total of $50 million to the 10 teams currently competing in the F1 Championship as an incentive for signing the 2026 Concorde Commercial Agreement. The $50 million one-time payment to the teams is excluded from Adjusted OIBDA (as defined below) for the year ended December 31, 2025. The 2026 Concorde Commercial Agreement addresses arrangements between Formula 1 and the teams for the F1 Championship seasons covering the period 2026 to 2030, and expires on December 31, 2030. In December 2025, Formula 1, the FIA and the Formula 1 Teams entered into the 2026 Concorde Governance Agreement for the same period.

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

(16)  Information About Liberty’s Operating Segments

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

Liberty’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to the Company’s reportable segments based on financial measures such as revenue, operating

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

expenses (including team payments and other cost of revenue), selling, general and administrative expenses, and Adjusted OIBDA.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Performance Measures

	Year ended December 31, 2025
			Reportable	Corporate and
	Formula One	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue	$3,873	325	4,198	414	(130)	4,482
Operating expenses
Team payments, excluding Concorde incentive payments	(1,400)	—	(1,400)	—	—	(1,400)
Other cost of revenue	(1,181)	(162)	(1,343)	(308)	130	(1,521)
Selling, general and administrative, excluding stock-based compensation	(346)	(46)	(392)	(101)	—	(493)
Adjusted OIBDA	$946	117	1,063	5	—	1,068

	Year ended December 31, 2024
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue	$3,411	373	(131)	3,653
Operating expenses
Team payments	(1,266)	—	—	(1,266)
Other cost of revenue	(1,066)	(194)	38	(1,222)
Selling, general and administrative, excluding stock-based compensation	(288)	(196)	93	(391)
Adjusted OIBDA	$791	(17)	—	774

	Year ended December 31, 2023
		Corporate and
	Formula One	Other	Eliminations	Total

	amounts in millions
Revenue	$3,222	366	(16)	3,572
Operating expenses
Team payments	(1,215)	—	—	(1,215)
Other cost of revenue	(1,041)	—	16	(1,025)
Selling, general and administrative, excluding stock-based compensation	(241)	(391)	—	(632)
Adjusted OIBDA	$725	(25)	—	700

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Total Assets

	December 31,
	2025	2024

	amounts in millions
Formula 1	$8,161	9,159
MotoGP	6,277	—
Corporate and other	1,548	2,833
Elimination	(588)	18
Assets of discontinued operations	—	991
Total assets	$15,398	13,001

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Adjusted OIBDA	$1,068	774	700
Stock-based compensation	(21)	(30)	(27)
Depreciation and amortization	(393)	(352)	(406)
Concorde incentive payments	(50)	—	—
Impairment and acquisition costs	(27)	(105)	(1)
Operating income (loss)	577	287	266
Interest expense	(249)	(208)	(234)
Realized and unrealized gains (losses) on financial instruments, net	288	(139)	44
Unrealized gains (losses) on intergroup interests	—	—	(68)
Other, net	117	60	89
Earnings (loss) from continuing operations before income taxes	$733	—	97

Revenue by Geographic Area

Revenue by geographic area based on the country of domicile is as follows:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
United Kingdom	$3,782	3,318	3,222
United States	378	335	350
Spain	310	—	—
Other	12	—	—
	$4,482	3,653	3,572

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

Long-lived Assets by Geographic Area

	December 31,
	2025	2024

	amounts in millions
United States	$691	730
United Kingdom	161	80
Spain	15	—
Other	1	—
	$868	810

(17) Quarterly Financial Information (unaudited)

The retrospective presentation of discontinued operations related to the Liberty Live Split-Off, as described in note 2, resulted in material changes to previously reported quarterly financial information. The following tables summarize the effects of the discontinued operations presentation on the Company’s quarterly financial information.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2025
Revenue	$447	1,341	1,085	1,609
Operating income (loss)	$(67)	280	158	206
Net earnings (loss) from continuing operations	$17	386	63	130
Net earnings (loss)	$5	204	13	333
Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$22	382	66	133
Liberty Live common stock	$(5)	4	(3)	(3)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	$(12)	(182)	(50)	203
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.09	1.53	0.26	0.53
Liberty Live common stock	$(0.05)	0.05	(0.03)	(0.03)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty Live common stock	$(0.13)	(1.98)	(0.55)	2.20
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.05	1.52	0.24	0.39
Liberty Live common stock	$(0.05)	0.05	(0.03)	(0.03)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty Live common stock	$(0.13)	(1.98)	(0.55)	2.20

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2025, 2024 and 2023

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

	amounts in millions, except per share amounts
2024:
Revenue	$587	988	911	1,167
Operating income (loss)	$95	59	110	23
Net earnings (loss) from continuing operations	$100	4	118	(266)
Net earnings (loss)	$245	507	(2,870)	(357)
Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$77	24	117	(248)
Liberty Live common stock	$23	(20)	1	(16)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	$(96)	154	14	(91)
Liberty SiriusXM common stock	$199	299	(2,500)	—
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.33	0.10	0.48	(1.00)
Liberty Live common stock	$0.25	(0.22)	0.01	(0.17)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty Live common stock	$(1.04)	1.67	0.15	(0.99)
Liberty SiriusXM common stock	$0.61	0.91	(7.65)	NA
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share:
Liberty Formula One common stock	$0.32	0.10	0.48	(0.99)
Liberty Live common stock	$0.25	(0.22)	0.01	(0.17)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share:
Liberty Live common stock	$(1.04)	1.67	0.15	(0.99)
Liberty SiriusXM common stock	$0.52	0.60	(7.65)	NA

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2026.

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

2.5

Reorganization Agreement, dated as of December 14, 2025, by and between Liberty Media Corporation and Liberty Live Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed by the Registrant on December 15, 2025 (File No. 001-35707) (the “December 2025 8-K”)).

3—Articles of Incorporation and Bylaws:
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on August 3, 2023 (File No. 001-35707) (the “August 2023 8-K”)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on August 15, 2024 (File No. 001-35707)).

4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant’s Series A Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.4 to the 2023 Form S-4).
4.2	Specimen certificate for shares of the Registrant’s Series B Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.5 to the 2023 Form S-4).
4.3	Specimen certificate for shares of the Registrant’s Series C Liberty Formula One common stock, par value $.01 per share (incorporated by reference to Exhibit 4.6 to the 2023 Form S-4).
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.5	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1+

Liberty Media Corporation 2013 Incentive Plan (Amended and Restated as of March 31, 2015) (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.2+	Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.9 to the 2015 10-K).
10.3+

Amendment to the Liberty Media Corporation 2006 Deferred Compensation Plan (Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 9, 2017 (File No. 001-35707)).

10.4+

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and the Registrant (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.5+

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

10.6+	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).
10.7+

Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to QVC Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982) (the “Liberty Interactive 2008 10-K”)).

10.8+	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).
10.9+	Fifth Amendment to Malone Employment Agreement effective January 1, 2026.*
10.10+

Liberty Media Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015 (File No. 001-35707)).

10.11+	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.55 to the 2015 10-K).
10.12+

Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Omnibus Plan”) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2017 (File No. 001-35707)).

10.13	Letter Agreement between Liberty Interactive Corporation and the Registrant relating to the Services Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.60 to the 2017 10-K).
10.14+

Amendment, dated March 12, 2018, of certain of the Registrant’s incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-35707)).

10.15

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-35707)).

10.16+	Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2019 8-K).
10.17+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty Media Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2019 8-K).

10.18+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-35707)(the “2020 10-K”)).

10.19+

Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2017 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.59 to the 2020 10-K).

10.20

Exchange Agreement, dated as of July 28, 2021, by and among John C. Malone, the John C. Malone 1995 Revocable Trust U/A DTD 3/6/1995 and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2021 (File No. 001-35707)).

10.21+	Liberty Media Corporation 2022 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A, filed on April 26, 2022 (File No. 001-35707)).
10.22

Shareholders’ Agreement, dated as of March 29, 2024, by and among Libertad Especia, S.L.U., Dorna Sports, S.L. and certain other equity holders named therein (incorporated by reference to Exhibit 10.1 of the April 2024 8-K).

10.23+

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024 (File No. 001-35707)).

10.24

Amendment Agreement, dated September 19, 2024, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 12, 2024 (File No. 001-35707) (the “2024 Q3 10-Q”)).

10.25	2nd Amendment Agreement, dated October 9, 2024, by and between Formula One Management Limited and J.P. Morgan SE, as facility agent (incorporated by reference to Exhibit 10.2 to the 2024 Q3 10-Q).
10.26

3rd Amendment Agreement, dated March 29, 2025, by and between Formula One Management Limited and J.P. Morgan SE, as facility agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 7, 2025 (File No. 001-35707)).

10.27

Amended and Restated First Lien Facilities Agreement, dated November 23, 2022, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, NatWest Markets plc and other financial institutions party thereto, conformed to reflect amendments through October 9, 2024 (incorporated by reference to Exhibit 10.3 to the 2024 Q3 10-Q).

10.28+

Letter Agreement, dated January 7, 2025 by and between the Registrant and Derek Chang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2025 (File No. 001-35707)).

10.29

TLA Incremental Facility Commitment Letter, dated July 1, 2025, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the 2025 Q2 10-Q).

10.30

TLB Incremental Facility Commitment Letter, dated July 1, 2025, by and among Formula One Management Limited, J.P. Morgan SE, as facility agent, and other financial institutions party thereto (incorporated by reference to Exhibit 10.4 to the 2025 Q2 10-Q).

10.31	Tax Sharing Agreement, dated as of December 15, 2025, by and between Liberty Media Corporation and Liberty Live Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the December 2025 8-K).
10.32	Tax Sharing Agreement, dated as of September 9, 2024, by and between Liberty Media Corporation and Liberty Sirius XM Holdings Inc.*
10.33+	Form of Upfront/Sign-On Restricted Stock Units Agreement between the Registrant and Derek Chang.*
10.34+	Form of 2025 Annual Option Award Agreement between the Registrant and Derek Chang.*
10.35+	Form of Performance-based Restricted Stock Units Agreement under the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended from time to time, for certain officers.*
10.36+	Form of 2026-2029 Annual Option Award Agreement between the Registrant and Derek Chang.*
10.37+	Form of Restricted Stock Units Agreement under the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended from time to time, for certain officers.*
10.38+	Form of Nonqualified Stock Option Agreement between the Registrant and Robert R. Bennett.*
10.39+	Form of Nonqualified Stock Option Agreement under the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
10.40+	Form of Restricted Stock Units Agreement under the Liberty Media Corporation 2022 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
10.41+	Amendment to Certain Nonqualified Stock Options and Restricted Stock Units Held by Derek Chang.*

19.1

Liberty Media Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (File No. 001-35707)).

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

LIBERTY MEDIA CORPORATION

Date: February 26, 2026	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer

Date: February 26, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert R. Bennett	Chairman of the Board and Director	February 26, 2026
Robert R. Bennett

/s/ Derek Chang	Director, President and Chief Executive Officer	February 26, 2026
Derek Chang

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 26, 2026
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chase Carey	Director	February 26, 2026
Chase Carey

/s/ Brian Deevy	Director	February 26, 2026
Brian Deevy

/s/ M. Ian G. Gilchrist	Director	February 26, 2026
M. Ian G. Gilchrist

/s/ Evan D. Malone	Director	February 26, 2026
Evan D. Malone

/s/ Larry E. Romrell	Director	February 26, 2026
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 26, 2026
Andrea L. Wong