Form 10-Q
period 2026-03-31
Liberty Media Corp
filed 2026-05-07
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2026 was:

	Series A	Series B	Series C
Liberty Formula One common stock	23,991,058	2,381,188	224,233,462

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2026	December 31, 2025

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,332	1,055
Trade and other receivables, net	262	115
Contract assets	165	114
Other current assets	198	89
Total current assets	1,957	1,373

Property and equipment, at cost	1,097	1,087
Accumulated depreciation	(236)	(219)
	861	868

Goodwill	6,959	7,025
Intangible assets subject to amortization, net	4,955	5,102
Deferred income tax assets	535	539
Other assets	625	491
Total assets	$15,892	15,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$524	575
Current portion of debt (note 7)	53	52
Deferred revenue	819	263
Other current liabilities	57	49
Total current liabilities	1,453	939
Long-term debt, including $550 million and $597 million measured at fair value, respectively (note 7)	4,968	5,048
Deferred income tax liabilities	644	656
Other liabilities	422	305
Total liabilities	$7,487	6,948

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2026	December 31, 2025

	amounts in millions, except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 3)	$674	693

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,991,058 shares at March 31, 2026 and 23,991,058 shares at December 31, 2025	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,381,188 shares at March 31, 2026 and 2,381,188 shares at December 31, 2025	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 224,233,462 shares at March 31, 2026 and 224,102,042 shares at December 31, 2025	2	2
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(111)	(30)
Retained earnings	7,840	7,785
Total equity	7,731	7,757
Commitments and contingencies (note 8)
Total liabilities and equity	$15,892	15,398

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions,
	except per share amounts
Revenue:
Motorsport revenue	$711	400
Other revenue	—	47
Total revenue	711	447
Operating costs and expenses:
Cost of motorsport revenue (exclusive of depreciation shown separately below)	413	286
Other cost of sales	—	39
Selling, general and administrative, including stock-based compensation (note 4)	122	101
Acquisition costs	—	11
Depreciation and amortization	112	77
	647	514
Operating income (loss)	64	(67)
Other income (expense):
Interest expense	(68)	(48)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	57	75
Other, net	5	31
	(6)	58
Earnings (loss) from continuing operations before income taxes	58	(9)
Income tax (expense) benefit	(5)	26
Net earnings (loss) from continuing operations	53	17
Net earnings (loss) from discontinued operations (note 2)	—	(12)
Net earnings (loss)	53	5
Less net earnings (loss) attributable to the redeemable noncontrolling interests	(4)	—
Net earnings (loss) attributable to Liberty stockholders	$57	5

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$57	22
Liberty Live common stock	NA	(5)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(12)
	$57	5

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended
	March 31,
	2026		2025
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Formula One common stock		$0.23	0.09
Series A, B and C Liberty Live common stock	$	NA	(0.05)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(0.13)
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Formula One common stock		$0.03	0.05
Series A, B and C Liberty Live common stock	$	NA	(0.05)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(0.13)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Net earnings (loss)	$53	5
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(96)	10
Credit risk on fair value debt instruments gains (losses)	—	(6)
Other comprehensive earnings (loss) from continuing operations	(96)	4
Other comprehensive earnings (loss) from discontinued operations	—	1
Comprehensive earnings (loss)	(43)	10
Less comprehensive earnings (loss) attributable to the redeemable noncontrolling interests	(19)	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$(24)	10

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$(24)	26
Liberty Live common stock	NA	(5)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(11)
	$(24)	10

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$53	5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	12
Depreciation and amortization	112	77
Stock-based compensation	5	2
Realized and unrealized (gains) losses on financial instruments, net	(57)	(75)
Deferred income tax expense (benefit)	6	(27)
Other, net	8	2
Changes in operating assets and liabilities
Current and other assets	(279)	(143)
Payables and other liabilities	509	538
Net cash provided (used) by operating activities	357	391
Cash flows from investing activities:
Investments in equity method affiliates and debt and equity securities	(4)	(5)
Cash (paid) received for acquisitions, net of cash acquired	—	(131)
Capital expended for property and equipment, including internal-use software and website development	(20)	(33)
Other investing activities, net	(1)	(11)
Net cash provided (used) by investing activities	(25)	(180)
Cash flows from financing activities:
Repayments of debt	(13)	(6)
Other financing activities, net	(39)	(7)
Net cash provided (used) by financing activities	(52)	(13)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	4
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	(10)
Cash provided (used) by investing activities	—	(1)
Net cash provided (used) by discontinued operations	—	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	277	191
Cash, cash equivalents and restricted cash at beginning of period	1,055	2,963
Cash, cash equivalents and restricted cash at end of period	$1,332	3,154

None of the Company’s cash was restricted as of March 31, 2026 and December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Liberty Formula One			Paid-in	comprehensive	Retained	Total
	Stock	Series A	Series B	Series C	Capital	earnings (loss)	earnings	equity

	amounts in millions
Balance at January 1, 2026	$—	—	—	2	—	(30)	7,785	7,757
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	57	57
Other comprehensive earnings (loss)	—	—	—	—	—	(81)	—	(81)
Stock-based compensation	—	—	—	—	5	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(8)	—	—	(8)
Reclassification to additional paid-in capital	—	—	—	—	3	—	(3)	—
Other, net	—	—	—	—	—	—	1	1
Balance at March 31, 2026	$—	—	—	2	—	(111)	7,840	7,731

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	5	—	5
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	4	—	(4)	—	—
Other, net	—	—	—	—	—	—	—	—	—	2	—	2
Balance at March 31, 2025	$—	—	—	2	—	—	1	—	(148)	7,182	22	7,059

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (“Liberty,” the “Company,” “we,” “us,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.

Liberty, through its subsidiaries, is primarily engaged in the motorsport and live entertainment industries, with events held worldwide and operations primarily headquartered in the United Kingdom and Spain. Liberty’s most significant subsidiaries include Delta Topco Limited (the parent company of Formula 1) and MotoGP Sports Entertainment Group, S.L. (formerly, Dorna Sports, S.L.) (“MotoGP”).

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On December 15, 2025, the Company completed the split-off (the “Liberty Live Split-Off”) of its wholly owned subsidiary, Liberty Live Holdings, Inc. (“Liberty Live Holdings”). Liberty Live Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Live Group, a tracking stock group. Immediately prior to the Liberty Live Split-Off, QuintEvents, LLC (“QuintEvents”), certain private assets and approximately $172 million of cash were reattributed from Liberty’s other tracking stock group, the Liberty Formula One Group (the “Formula One Group”), to the Liberty Live Group in exchange for certain private assets.

QuintEvents was a consolidated subsidiary of the Company and Live Nation Entertainment, Inc. (“Live Nation”) was an equity method affiliate of the Company until the Liberty Live Split-Off. The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s condensed consolidated financial statements. See note 2 for details of the Liberty Live Split-Off.

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liberty has entered into certain agreements with QVC Group, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (“GCI Liberty”), Liberty Live Holdings, Liberty Sirius XM Holdings, Inc. (now known as Sirius XM Holdings Inc., “Sirius XM Holdings”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern our relationships with these companies. None of these companies has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings only), Services Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty and Liberty Live Holdings only), Facilities Sharing Agreements (in the case of QVC Group, Liberty Broadband, GCI Liberty and Liberty Live Holdings only), Tax Sharing Agreements (in the case of Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband, GCI Liberty and Liberty Live Holdings only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, Liberty Broadband, GCI Liberty and Liberty Live Holdings. Pursuant to the Services Agreements, Liberty provides QVC Group, Liberty Broadband, GCI Liberty and Liberty Live Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, Liberty Broadband, GCI Liberty and Liberty Live Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Liberty Broadband, GCI Liberty and Liberty Live Holdings reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group have transitioned various general and administrative services previously provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, during the first half of 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $5 million of these allocated expenses were reimbursed to Liberty during each of the three months ended March 31, 2026 and 2025.

Seasonality

Formula 1 recognizes the majority of its revenue and expenses in connection with the Fédération Internationale de l’Automobile Formula One World Championship (the “F1 Championship”) race events (“Formula 1 Events”) that take place in different countries around the world throughout the year. Formula 1 Events in the past have generally taken place between March and December each year. As a result, the revenue and expenses recognized by Formula 1 are generally lower during the first quarter as compared to the rest of the quarters throughout the year.

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

(2) Discontinued Operations

On December 15, 2025, the Company completed the Liberty Live Split-Off. The Liberty Live Split-Off was accomplished by a redemption by the Company of each outstanding share of its Liberty Live common stock in exchange for one share of the corresponding series of common stock of Liberty Live Holdings. As a result of the Liberty Live Split-Off, Liberty Live Holdings is now an independent, publicly traded company.

As disclosed in note 1, Liberty’s interest in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s condensed consolidated financial statements as the Liberty Live Split-Off represents a strategic shift that had a major effect on the Company’s operations and financial results.

The following table provides details about the major classes of line items constituting earnings (loss) from discontinued operations, net of tax as presented in the condensed consolidated statements of operations.

Three months ended
March 31, 2025
amounts in millions
Selling, general and administrative	$4
4
Operating income (loss)	(4)
Other income (expense):
Interest expense	(7)
Share of earnings (losses) of affiliates, net	4
Realized and unrealized gains (losses) on financial instruments, net	(10)
Other, net	2
(11)
Earnings (loss) from discontinued operations before income taxes	(15)
Income tax (expense) benefit	3
Net earnings (loss) from discontinued operations	(12)
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	—
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(12)

(3)  Acquisition of MotoGP

On July 3, 2025 (the “Closing Date”), in alignment with our motorsport strategy, the Company acquired approximately 84% of the equity interests in MotoGP for a preliminary purchase price of approximately $3,659 million (approximately €3,122 million), funded with cash on hand and borrowings of $1.0 billion under the Incremental Term Loans, as defined in note 7. Following the acquisition of MotoGP, approximately 16% of the equity interests in MotoGP continue to be owned by certain of the sellers (the “Rollover Sellers”).

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

In January 2025, the Company paid a portion of the acquisition consideration of approximately $131 million (approximately €126 million) in cash to the sellers to accommodate the European Commission’s extended regulatory review of the acquisition. On the Closing Date, the Company paid additional closing consideration of approximately $3,511 million (approximately €2,996 million) in cash. The €126 million was considered prepaid purchase consideration and was translated from Euros to U.S. dollars as of the Closing Date.  The final translated amount of $148 million is the acquisition date fair value of the prepaid purchase consideration, with the difference of $17 million from the translation recorded in accumulated other comprehensive income (loss), net of taxes.

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

The calculated value assigned to intangible assets has been estimated by management utilizing a third-party preliminary valuation report utilizing valuation techniques including the income, cost and market approaches. The Company has preliminarily identified goodwill, MotoGP’s agreement with the FIM which sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship (the “FIM Agreement”) and customer relationships as the primary intangible assets. The FIM Agreement ($1,653 million with an estimated useful life of approximately 36 years) was valued utilizing the relief-from-royalty method. The customer relationship assets ($1,130 million with an estimated useful life of approximately 19 years) were valued utilizing the multi-period excess earnings method, which is a specific application of the discounted cash flow method. Goodwill is calculated as the excess of the consideration transferred over the (i) identifiable net assets acquired and (ii) fair value of the redeemable noncontrolling interests and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. None of the acquired goodwill is expected to be deductible for U.S. income tax purposes. As of March 31, 2026, the valuation related to the acquisition of MotoGP is not final, and the acquisition price allocation is preliminary and subject to revision. The primary areas of the acquisition price allocation that are not yet finalized are related to certain intangible assets, liabilities, redeemable noncontrolling interests and tax balances.

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

The redeemable noncontrolling interest was initially recorded at fair value as part of the acquisition accounting. The fair value of the redeemable noncontrolling interest was derived from a model contractually defined in the Shareholders’ Agreement using observable market data as the significant inputs (Level 2). The carrying value of the redeemable noncontrolling interest at each reporting period is the higher of (i) the cumulative amount that would result from applying the measurement guidance in Accounting Standards Codification Topic 810, Consolidation (“ASC 810”) (i.e., the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss – as well as its share of other comprehensive income or loss – and dividends) or (ii) the redemption value. As the redeemable noncontrolling interest represents a common-share redeemable noncontrolling interest redeemable at fair value, any changes to the redemption value in excess of the cumulative amount that would result from applying the measurement guidance in ASC 810 are recorded directly to retained earnings, when necessary. As the adjustment is recorded directly to retained earnings, there are no related impacts when calculating basic or diluted earnings per share.

The redeemable noncontrolling interest is not redeemable as of March 31, 2026, but it is probable it will become redeemable in the future solely based on the passage of time, as discussed above, with respect to the various anniversary dates following the Closing Date where the Rollover Sellers have the right to cause the Company to acquire the redeemable noncontrolling interest. Since it is probable the noncontrolling interest will become redeemable, the Company’s accounting policy is to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of the reporting period, in periods that the redemption value is higher than the cumulative amount that would result from applying the measurement guidance in ASC 810.  This accounting policy method views the end of each reporting period as if it were also the redemption date for the redeemable noncontrolling interest.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The unaudited pro forma revenue and net earnings (loss) of Liberty, prepared utilizing the historical financial statements of MotoGP, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of MotoGP occurred on January 1, 2024, are as follows:

Three months ended
March 31, 2025
amounts in millions
Revenue	$521
Net earnings (loss)	$(28)
Net earnings (loss) attributable to Liberty shareholders	$(23)

The pro forma results include adjustments primarily related to the amortization of acquired intangible assets. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition of MotoGP had occurred previously and the Company consolidated MotoGP during the period presented.

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $5 million and $2 million for the three months ended March 31, 2026 and 2025, respectively.

Grants of Awards

Options granted during the three months ended March 31, 2026 are summarized as follows:

	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty Formula One common stock, subsidiary employees (1)	181	$26.40
(1)	Grant vests equally over five years.

The Company did not grant any options to purchase shares of Series A or Series B Liberty Formula One common stock during the three months ended March 31, 2026.

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of options to purchase Series C Liberty Formula One common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	3,534	$48.02
Granted	181	$84.25
Exercised	(226)	$33.22
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2026	3,489	$50.86	2.6	years	$123
Exercisable at March 31, 2026	2,752	$41.01	1.6	years	$122

As of March 31, 2026, 400 thousand options of Series B Liberty Formula One common stock remained outstanding at an exercise price of $85.09, a remaining contractual life of 6.7 years and an intrinsic value of zero.  None of these options were exercisable as of March 31, 2026.

As of March 31, 2026, there were no outstanding options to purchase shares of Series A Liberty Formula One common stock.

As of March 31, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $54 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of March 31, 2026, Liberty reserved 3.9 million shares of Series B and Series C Liberty Formula One common stock for issuance under exercise privileges of outstanding stock options.

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

Excluded from diluted EPS for the three months ended March 31, 2026 are approximately 2 million potentially dilutive shares of Liberty Formula One common stock because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Formula One common stock or Liberty Live common stock excluded from diluted EPS for the three months ended March 31, 2025.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended March 31,
	2026	2025

	number of shares in millions
Basic WASO	251	249
Potentially dilutive shares (a)	10	8
Diluted WASO	261	257
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

	Three months ended March 31,
	2026	2025

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$57	22
Adjustments (a)	(48)	(8)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$9	14
(a)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. In addition, for periods in which share settlement of the Shareholders Agreement, which may be partially settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the share of earnings (loss) attributable to the noncontrolling interests, net of tax where appropriate.

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

Three months ended
March 31, 2025
number of shares in millions
Basic WASO	92
Potentially dilutive shares (a)	—
Diluted WASO	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	March 31, 2026			December 31, 2025
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,133	1,133	—	783	783	—
Financial instrument assets	$133	109	24	122	109	13
Debt	$550	—	550	597	—	597

The majority of Liberty's Level 2 financial instruments are derivative instruments, which include interest rate swaps. These assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset is utilized. Accordingly, those financial instruments are reported in the foregoing table as Level 2 fair value. As of March 31, 2026 and December 31, 2025, financial instrument assets in the table above are included in the other assets line item in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Debt measured at fair value (a)	$48	9
Foreign currency forward contracts	(5)	108
Interest rate swaps	15	(35)
Other	(1)	(7)
	$57	75
(a)	The Company elected to account for its convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the convertible notes attributable to changes in the instrument specific credit risk was a loss of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

approximately zero and loss of $6 million for the three months ended March 31, 2026 and 2025, respectively. The cumulative change since issuance was a gain of $65 million as of March 31, 2026, net of the recognition of previously unrecognized gains and losses.

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	March 31,	December 31,
	March 31, 2026	2026	2025

	amounts in millions
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	550	597
Other	23	23	24
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	3,340	3,321	3,331
MotoGP Credit Facilities	1,151	1,151	1,173
Deferred financing costs		(24)	(25)
Total debt	$4,989	5,021	5,100
Debt classified as current		(53)	(52)
Total long-term debt		$4,968	5,048

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027 (the “2.25% Convertible Senior Notes due 2027”). As of March 31, 2026, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility. In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term Loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 3. The Term Loan B, Term Loan A and revolving credit facility are collectively the “Senior Loan Facilities.” The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of March 31, 2026, there were no

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

outstanding borrowings under the $500 million revolving credit facility. Effective September 19, 2024, the margin for the Term Loan B was 2.0% and permanently stepped down to 1.75% on November 5, 2025. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, among other things. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is the Term Secured Overnight Financing Rate (“Term SOFR”). The weighted average interest rate on the Senior Loan Facilities was approximately 5.39% as of March 31, 2026. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $3.3 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of March 31, 2026, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

MotoGP Credit Facilities

On August 18, 2025, MotoGP refinanced its previous €975 million Term Loan B with a new €800 million Term Loan B with a maturity of August 18, 2032, previous €150 million Term Loan A with a new $232.5 million Term Loan A with a maturity of August 18, 2030 and previous €100 million multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility with a maturity of August 18, 2030 (collectively, the “Credit Facilities”). Effective August 18, 2025, the margin for the Term Loan B was reduced from 3.25% to 2.75% (with a range of 2.25% to 2.75% depending on a leverage ratio) with a reference rate of the euro interbank offered rate (“EURIBOR”), the margin for the Term Loan A was reduced from 2.50% to 1.75% (with a range of 1.50% to 2.00% depending on a leverage ratio) with a reference rate of Term SOFR and the margin for the revolving credit facility was reduced from 2.50% to 2.25% (with a range of 2.00% to 2.50% depending on a leverage ratio) with a reference rate of one of Term SOFR, the sterling overnight index average or EURIBOR based on the currency of the applicable borrowing. The weighted average interest rate on the Credit Facilities was approximately 4.99% as of March 31, 2026. The Credit Facilities remain non-recourse to Liberty and are secured by pledges of the equity interests, accounts and intercompany receivables of MotoGP.

Debt Covenants

The Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt, MotoGP’s debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities, the Company believes that the carrying amount approximates fair value at March 31, 2026.

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

Performance Measures

	Three months ended March 31, 2026
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$496	83	579	—	—	579
Other revenue	121	11	132	6	(6)	132
Total revenue	617	94	711	6	(6)	711
Operating expenses:
Team payments	(184)	—	(184)	—	—	(184)
Other cost of revenue	(176)	(59)	(235)	—	6	(229)
Selling, general and administrative, excluding stock-based compensation	(85)	(19)	(104)	(13)	—	(117)
Adjusted OIBDA	$172	16	188	(7)	—	181

	Three months ended March 31, 2025
		Corporate and
	Formula 1	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$319	—	—	319
Other revenue	84	53	(9)	128
Total revenue	403	53	(9)	447
Operating expenses:
Team payments	(114)	—	—	(114)
Other cost of revenue	(128)	(39)	6	(161)
Selling, general and administrative, excluding stock-based compensation	(76)	(26)	3	(99)
Adjusted OIBDA	$85	(12)	—	73

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

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,873 million for the remainder of 2026, $3,442 million in 2027, $2,997 million in 2028, $6,976 million in 2029 through 2033, and $1,324 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

Total Assets

March 31, 2026
amounts in millions
Formula 1	$8,738
MotoGP	6,221
Corporate and other	1,512
Elimination	(579)
Total Assets	$15,892

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Adjusted OIBDA	$181	73
Concorde incentive payments	—	(50)
Acquisition costs	—	(11)
Stock-based compensation	(5)	(2)
Depreciation and amortization	(112)	(77)
Operating income (loss)	64	(67)
Interest expense	(68)	(48)
Realized and unrealized gains (losses) on financial instruments, net	57	75
Other, net	5	31
Earnings (loss) from continuing operations before income taxes	$58	(9)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; fluctuations in interest rates and currency exchange rates; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses;
●	our overlapping directors with QVC Group, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (“GCI Liberty”) and Liberty Live Holdings, Inc. (“Liberty Live Holdings”) and overlapping management with Liberty Broadband, GCI Liberty and Liberty Live Holdings;
●	the outcome of pending or future litigation;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the operational risks of our subsidiaries with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 and MotoGP Sports Entertainment Group, S.L. (“MotoGP”) rely on to operate and the limitations such agreements, commitments and policies impose on Formula 1 and MotoGP;
●	challenges by tax authorities in the jurisdictions where Formula 1 and MotoGP operate;
●	changes in tax laws that affect Formula 1, MotoGP and the Company;
●	the ability of Formula 1 and MotoGP to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1 and/or MotoGP;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;

●	the market price of our common stock may be volatile;
●	transactions in our common stock by our insiders could depress the market price of our common stock; and
●	provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company acquired approximately 84% of the equity interests in MotoGP on July 3, 2025. MotoGP, a reportable segment, is a global motorsports business that holds the exclusive commercial rights to the Fédération Internationale de Motocyclisme (“FIM”) Grand Prix World Championship (the “MotoGP Championship”), an annual, approximately nine-month long, motorcycle racing competition in which riders compete for the Riders’ Championship, teams (the “MotoGP Teams”) compete for the Teams’ Championship and engine manufacturers compete for the Manufacturers’ Championship.   The MotoGP Championship is comprised of a varying number of events (“MotoGP Events”) taking place in different countries around the world each season. MotoGP is responsible for the commercial exploitation and development of the MotoGP Championship.

Our "Corporate and Other" category includes corporate expenses and investments and related financial instruments in other companies. QuintEvents, LLC (“QuintEvents”) was a consolidated subsidiary of the Company and was included in “Corporate and Other” until the Liberty Live Split-Off (defined below).

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole.

On December 15, 2025, the Company completed the split-off (the “Liberty Live Split-Off”) of its wholly owned subsidiary, Liberty Live Holdings. Liberty Live Holdings was comprised of the businesses, assets and liabilities attributed to the Liberty Live Group, a tracking stock group. Immediately prior to the Liberty Live Split-Off, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from Liberty’s other tracking stock group, the Liberty Formula One Group (the “Formula One Group”), to the Liberty Live Group in exchange for certain private assets. The Liberty Live Split-Off was intended to be tax-free to stockholders of the Company.

Live Nation Entertainment, Inc. (“Live Nation”) was an equity method affiliate of the Company until the Liberty Live Split-Off. The Company’s investment in Live Nation (including related debt and derivative instruments) and corporate cash and expenses previously attributed to the Liberty Live Group are presented as discontinued operations in the Company’s condensed consolidated financial statements.

Prior to the Liberty Live Split-Off, the Formula One Group was primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027 (as defined in note 7 to the accompanying condensed consolidated financial statements). As previously disclosed, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain other private assets immediately prior to the Liberty Live Split-Off. Following the Liberty Live Split-Off, the Company’s only remaining outstanding common stock, the Liberty Formula One common stock, is no longer a tracking stock.

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

Consolidated Operating Results

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue
Formula 1	$617	403
MotoGP	94	—
Corporate and other	6	53
Elimination	(6)	(9)
Consolidated Liberty	$711	447

Operating Income (Loss)
Formula 1	107	(28)
MotoGP	(24)	—
Corporate and other	(19)	(39)
Consolidated Liberty	$64	(67)

Adjusted OIBDA
Formula 1	172	85
MotoGP	16	—
Corporate and other	(7)	(12)
Consolidated Liberty	$181	73

Revenue.  Our consolidated revenue increased $264 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, driven by increases in Formula 1 revenue and revenue from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Operating income (loss).  Our consolidated operating results increased $131 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily driven by improvements in Formula 1’s operating results and corporate acquisition costs incurred during the prior year period, partially offset by operating losses from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Stock-based compensation.    Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $5 million and $2 million of stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $54 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.

Acquisition costs. The Company recorded $11 million of costs related to the acquisition of MotoGP during the three months ended March 31, 2025.

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

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Operating income (loss)	$64	(67)
Depreciation and amortization	112	77
Stock-based compensation	5	2
Acquisition costs	—	11
Concorde incentive payments	—	50
Adjusted OIBDA	$181	73

Consolidated Adjusted OIBDA increased $108 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to increases in Formula 1’s Adjusted OIBDA and the acquisition of MotoGP in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Interest expense	$(68)	(48)
Realized and unrealized gains (losses) on financial instruments, net	57	75
Other, net	5	31
	$(6)	58

Interest expense. Consolidated interest expense increased $20 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to an increase in the average amount of debt outstanding, partially offset by a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 7 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Debt measured at fair value	$48	9
Foreign currency forward contracts	(5)	108
Interest rate swaps	15	(35)
Other	(1)	(7)
	$57	75

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

Other, net.  Other, net income decreased $26 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to a decrease in interest income and foreign currency exchange losses in the current period compared to foreign currency gains in the prior period.

Income taxes.  Earnings (losses) from continuing operations before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Earnings (loss) from continuing operations before income taxes	$58	(9)
Income tax (expense) benefit	$(5)	26
Effective income tax rate	9%	289%

For the three months ended March 31, 2026, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable. For the three months ended March 31, 2025, the

Company recognized a tax benefit greater than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable and losses in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $53 million and $17 million for the three months ended March 31, 2026 and 2025, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2026, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our investment portfolio, debt borrowings under outstanding or new debt instruments, equity issuances, and dividend and interest receipts.

Liberty does not have a debt rating.

As of March 31, 2026, Liberty's cash and cash equivalents were as follows (amounts in millions):

Formula 1	$862
MotoGP	186
Corporate and other	284
Total	$1,332

Cash held by each of Formula 1 and MotoGP is accessible by Liberty, except when restricted payment (“RP”) tests imposed by Formula 1 and MotoGP’s respective debt agreements are not met. Pursuant to the RP tests, Liberty does not have unlimited access to Formula 1 or MotoGP’s cash when Formula 1 or MotoGP’s respective leverage ratio exceeds a certain threshold. During the three months ended March 31, 2026, neither Formula 1 nor MotoGP made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company, Formula 1 and MotoGP are in compliance with their debt covenants as of March 31, 2026.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Net cash provided (used) by operating activities	$357	391
Net cash provided (used) by investing activities	$(25)	(180)
Net cash provided (used) by financing activities	$(52)	(13)

Liberty’s uses of cash (excluding cash used by Formula 1 and MotoGP) were not significant during the three months ended March 31, 2026.

During the three months ended March 31, 2026, Formula 1’s primary uses of cash were $30 million of contingent consideration paid to the former owners of Formula 1, $19 million of capital expenditures and $10 million of debt repayments, funded by cash from operations.

MotoGP’s uses of cash were not significant during the three months ended March 31, 2026.

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

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2026 F1 Championship calendar was originally scheduled to consist of 24 Formula 1 Events. However, as a result of the ongoing conflict in the Middle East, the Formula 1 Events in Bahrain and Saudi Arabia, both scheduled for April 2026, did not take place and the calendar for 2026 now consists of 22 Formula 1 Events. The 2025 F1 Championship calendar consisted of 24 Formula 1 Events.

Prior to the Liberty Live Split-Off, Formula 1’s results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

Formula 1’s operating results were as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Primary Formula 1 revenue	$496	319
Other Formula 1 revenue	121	84
Total motorsport revenue	617	403
Operating expenses:
Cost of motorsport revenue, excluding Concorde incentive payments	(360)	(242)
Selling, general and administrative expenses	(85)	(76)
Adjusted OIBDA	172	85
Concorde incentive payments	—	(50)
Stock-based compensation	(1)	—
Depreciation and amortization	(64)	(63)
Operating income (loss)	$107	(28)

Number of Formula 1 Events	3	2

Primary Formula 1 revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of the following:

●	Race promotion fees - earned from granting the rights to host, stage and promote each Formula 1 Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at Formula 1 Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix
●	Media rights fees - earned from licensing the right to broadcast Formula 1 Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights
●	Sponsorship fees - earned from the sale of F1 Championship and Formula 1 Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events

Primary Formula 1 revenue increased $177 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, due to the recognition of event-specific revenue from one additional Formula 1 Event in the current period and from contractual increases in fees. Media rights and sponsorship revenue both increased during the three months ended March 31, 2026 due to the impact of the calendar variance on revenue recognition (with 3/22nds of season-based fees recognized in the current period compared to 2/24ths in the prior year period). Sponsorship revenue also increased during the three months ended March 31, 2026 due to revenue from new sponsors.

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

Other Formula 1 revenue increased $37 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily driven by one additional Formula 1 Event, leading to increases in hospitality, freight and travel revenue. Other Formula 1 revenue also increased due to higher hospitality revenue from growing attendance at Paddock Clubs and other new premium product offerings, growth in licensing income and growth from activities at Grand Prix Plaza in Las Vegas. These increases were partially offset by lower Formula 3 revenue driven by the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period.

Cost of motorsport revenue, excluding Concorde incentive payments

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Team payments, excluding Concorde incentive payments	$(184)	(114)
Other costs of motorsport revenue	(176)	(128)
Cost of motorsport revenue, excluding Concorde incentive payments	$(360)	(242)

Cost of motorsport revenue increased $118 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year.

Team payments are recognized on a pro-rata basis across the Formula 1 Events of the F1 Championship calendar. Team payments increased during the three months ended March 31, 2026 due to the pro rata recognition of expected team payments (i.e., 3/22nds of expected team payments recognized in the current period compared to 2/24ths in the prior year period).

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

Other costs of motorsport revenue increased $48 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to higher hospitality costs, driven by an additional Paddock Club during the current year period and new premium product offerings and higher freight, travel, commissions and partner servicing costs due to the calendar variance, partially offset by lower Formula 3 costs from the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs.

Selling, general and administrative expenses increased $9 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, due to zero foreign exchange impact in the current period compared to foreign exchange gains in the prior year period and higher personnel and information technology costs, partially offset by higher marketing costs in the prior year period driven by the 75th season launch event.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the three months ended March 31, 2025.

Stock-based compensation was relatively flat during the three months ended March 31, 2026 when compared to the corresponding period in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was relatively flat during the three months ended March 31, 2026, as compared to the corresponding period in the prior year.

MotoGP.    MotoGP is a global motorsports business that holds exclusive commercial rights to the MotoGP Championship and other motorcycle racing championships. The MotoGP Championship is comprised of a varying number of MotoGP Events, which are inclusive of MotoGP, Moto2 and Moto3, taking place in different countries around the world each season. MotoGP derives its primary revenue from the commercial exploitation and development of the MotoGP Championship through a combination of media rights, race promotion and sponsorship arrangements. A significant majority of the media rights, race promotion and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2026 MotoGP Championship calendar is scheduled to consist of 22 MotoGP Events. The 2025 MotoGP Championship was comprised of 22 MotoGP Events.

Liberty acquired approximately 84% of the equity interests of MotoGP on July 3, 2025 and applied acquisition accounting and consolidated the results of MotoGP from that date. Although MotoGP’s results are only included in Liberty’s results beginning on July 3, 2025, we believe a discussion of MotoGP’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of MotoGP for the three months ended March 31, 2025, inclusive of acquisition accounting adjustments, which primarily impact amortization expense. The pro forma financial information was prepared based on the historical financial information of MotoGP and assuming the acquisition of MotoGP took place on January 1, 2024. The acquisition price allocation related to the MotoGP acquisition is preliminary. Accordingly, the pro forma adjustments are based on this preliminary allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of MotoGP had the acquisition occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty.

Prior to the Liberty Live Split-Off, MotoGP’s operating results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

MotoGP’s operating results as included in Liberty’s consolidated operating results for the three months ended March 31, 2026 and pro forma operating results for the three months ended March 31, 2025 were as follows:

	Three months ended
	March 31,
	2026	2025
	(actual)	(pro forma)

	amounts in millions
Primary MotoGP revenue	$83	64
Other MotoGP revenue	11	11
Total motorsport revenue	94	75
Operating expenses:
Cost of motorsport revenue	(59)	(50)
Selling, general and administrative expenses	(19)	(15)
Adjusted OIBDA	16	10
Depreciation and amortization	(40)	(34)
Operating income (loss)	$(24)	(24)

Number of MotoGP Events	3	3

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

Primary MotoGP revenue increased $19 million during the three months ended March 31, 2026, as compared to pro forma primary MotoGP revenue in the corresponding period in the prior year, primarily due to increased race promotion fees related to a different mix of MotoGP Events, increased sponsorship fees related to trackside advertising and new sponsors and a favorable change in currency exchange rates, partially offset by a reduction in contractual media rights fees.

Other MotoGP revenue is generated from other motorcycle racing championships, including the FIM World Superbike Championship, MotoGP hospitality and experience programs and other licensing opportunities.

Other MotoGP revenue was flat during the three months ended March 31, 2026, as compared to pro forma other MotoGP revenue in the corresponding period in the prior year.

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

The percentage change in MotoGP’s revenue in U.S. dollars and in constant currency was as follows:

	Three months ended March 31, 2026
	U.S. Dollars	Foreign currency exchange impact	Constant currency
Motorsport revenue	25.3%	12.8%	12.5%

For the three months ended March 31, 2026, motorsport revenue had a constant currency growth rate of 12.5% versus a U.S. dollar growth rate of 25.3%, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.

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

Cost of motorsport revenue increased $9 million during the three months ended March 31, 2026, as compared to pro forma costs of motorsport revenue in the corresponding period in the prior year, primarily due to higher freight costs associated with freight movements required as a result of the different order of MotoGP Events in addition to increased fuel costs and an unfavorable change in currency exchange rates.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $4 million during the three months ended March 31, 2026, as compared to pro forma selling, general and administrative expenses in the corresponding period in the prior year, primarily due to an unfavorable change in currency exchange rates.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization increased $6 million during the three months ended March 31, 2026, as compared to pro forma depreciation and amortization in the corresponding period in the prior year, primarily due to an unfavorable change in currency exchange rates.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$2,291	5.2%	$2,698	4.3%

MotoGP’s functional currency is the Euro. Fluctuations in the Euro / U.S. dollar exchange rate impact the amount of total assets, liabilities, earnings and cash flows for MotoGP included in our condensed consolidated financial statements for, and as of the end of, each reporting period. For example, the strengthening of the U.S. dollar against the Euro will reduce the amount of MotoGP’s cash and cash equivalents, intangibles, deferred revenue, current and non-current liabilities, revenue and expenses reported in our condensed consolidated financial statements for, and as of the end of, each reporting period. MotoGP's reported revenue for the three months ended March 31, 2026 would have been impacted by approximately $9 million for every 10% change in the Euro / U.S. dollar exchange rate.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

Risks Relating to our Corporate History, Macroeconomic Conditions and Industry

Weak and uncertain economic conditions may reduce consumer demand for products, services and events offered by our businesses.

A weak or uncertain economy in the U.S. or globally could adversely affect demand for our products, services and events. A substantial portion of our revenue is affected by discretionary spending by individuals, which typically declines during times of economic recession or instability. A reduction in live-entertainment and sporting event expenditures by individuals could adversely affect our revenue. Several factors have contributed to, and continue to contribute to, economic uncertainty. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), increased inflationary cost pressures and heightened recessionary fears. Although many of those tariffs are no longer in effect, residual economic disruption and the potential for future trade policy changes continue to contribute to heightened recessionary fears. In addition, recent hostilities involving the U.S., Israel and Iran and others have significantly disrupted the normal flow of oil, refined petroleum products and related commodities, resulting in higher commodity prices and associated economic volatility. The length and impact of these ongoing conflicts and geopolitical turmoil is highly unpredictable and could lead to further market disruptions, including significant volatility in commodity prices, currency exchange rates, credit and capital markets, changes in consumer purchasing behavior and increased cyber-attacks against U.S. companies.  Additionally, any resulting sanctions could adversely affect the global economy and financial markets. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability. Accordingly, the ability of our businesses to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been significant and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any future increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. We currently are unable to predict the extent of any of these potential adverse effects.

Risks Relating to Our Business

Events beyond Formula 1 or MotoGP’s control may cause one or more Events to be cancelled or postponed or prevent Formula 1 or MotoGP from providing an international television feed, each of which could result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts.

An Event may have to be postponed or cancelled, or Formula 1 or MotoGP may be unable to provide an international television feed of an Event, due to factors beyond their control, including an inability to transport Formula 1’s, MotoGP’s and the Teams’ equipment to an Event, power failures, natural disasters or extreme weather, geopolitical conditions or international conflicts, parties to Formula 1 or MotoGP race promotion contracts terminating those contracts, embargoes or sanctions, homologation issues, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which would likely result in the loss of revenue under Formula 1 or MotoGP’s respective commercial contracts. Most recently, Formula 1 and MotoGP have had Events cancelled and/or postponed due to circumstances arising from the conflict in Iran, Russia’s invasion of Ukraine (in the case of Formula 1) and other political circumstances in the host country (in the case of MotoGP), and due to severe flooding in the regions where the Events were scheduled to take place. Due to the conflict in Iran, Formula 1 announced that the 2026 Bahrain and Saudi Arabian Grands Prix would not take place in April 2026 as originally scheduled, and MotoGP postponed the 2026 Qatar Grand Prix to November 2026. MotoGP had to cancel the 2024 India Grand Prix as a result of not finding a suitable promoter and the 2024 Kazakhstan Grand Prix due to homologation and promoter performance issues. During the 2020 and 2021 seasons, a number of Events were cancelled and/or replaced due to the COVID-19 pandemic. As a general matter, Formula 1 and MotoGP’s respective insurance policies do not cover the cancellation of an Event. Whether a race promoter is required to pay Formula 1 or MotoGP the respective race promotion fees with respect to an Event that is cancelled due to any factor beyond the control of Formula 1 or MotoGP depends on the terms and provisions of the applicable promoter agreement. In addition, Formula 1 and MotoGP’s respective broadcast contracts include a provision to reduce the fee payable to Formula 1 or MotoGP if there are fewer than a specified number of Events in a season for reasons other than a force majeure event. The minimum number of Events varies by broadcast contract but is typically between 14 and 16 for Formula 1 Events and 16 and 20 for MotoGP Events. However, if an Event were to be cancelled due to the race promoter failing to meet its obligations under the race promotion contract, then Formula 1 or MotoGP may be entitled to indemnification from the race promoter for any lost media rights revenue. If an Event is not held, cancelled or does not receive international television coverage (for example, as a result of a technical problem), Formula 1 or MotoGP’s respective fees under the relevant sponsorship contract are likely to be reduced unless the sponsorship contract allows Formula 1 or MotoGP to substitute another Event for the cancelled Event and Formula 1 or MotoGP does so. If an Event is cancelled, Formula 1 and/or MotoGP will also be required to refund amounts paid under other arrangements, including amounts paid for tickets to the Paddock Club, the principal high end corporate hospitality offering at certain Formula 1 Event weekends, or VIP Village, offered at MotoGP Events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1 billion of the Company’s common stock.

There were no repurchases of the Company’s common stock during the three months ended March 31, 2026. As of March 31, 2026, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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

LIBERTY MEDIA CORPORATION
Date:	May 7, 2026	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	May 7, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4