Form 10-Q
period 2026-06-30
Liberty Media Corp
filed 2026-08-06
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-35707

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	37-1699499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Common Stock	FWONA	The Nasdaq Stock Market LLC
Series C Common Stock	FWONK	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2026 was:

	Series A	Series B	Series C
Liberty Media Corporation common stock	23,991,058	2,381,188	224,336,239

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2026	December 31, 2025

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,465	1,055
Trade and other receivables, net	255	115
Contract assets	87	114
Other current assets	302	89
Total current assets	2,109	1,373

Property and equipment, at cost	1,138	1,087
Accumulated depreciation	(256)	(219)
	882	868

Goodwill	6,877	7,025
Intangible assets subject to amortization, net	4,843	5,102
Deferred income tax assets	528	539
Other assets	640	491
Total assets	$15,879	15,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$417	575
Current portion of debt (note 7)	72	52
Deferred revenue	1,117	263
Other current liabilities	59	49
Total current liabilities	1,665	939
Long-term debt, including $586 million and $597 million measured at fair value, respectively (note 7)	4,852	5,048
Deferred income tax liabilities	589	656
Other liabilities	395	305
Total liabilities	$7,501	6,948

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2026	December 31, 2025

	amounts in millions, except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 3)	$759	693

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,991,058 shares at June 30, 2026 and 23,991,058 shares at December 31, 2025	—	—
Series B Liberty Formula One common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,381,188 shares at June 30, 2026 and 2,381,188 shares at December 31, 2025	—	—
Series C Liberty Formula One common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 224,336,239 shares at June 30, 2026 and 224,102,042 shares at December 31, 2025	3	2
Additional paid-in capital	6	—
Accumulated other comprehensive earnings (loss), net of taxes	(149)	(30)
Retained earnings	7,759	7,785
Total equity	7,619	7,757
Commitments and contingencies (note 8)
Total liabilities and equity	$15,879	15,398

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions,
	except per share amounts
Revenue:
Motorsport revenue	$934	1,203	1,645	1,603
Other revenue	—	138	—	185
Total revenue	934	1,341	1,645	1,788
Operating costs and expenses:
Cost of motorsport revenue (exclusive of depreciation shown separately below)	605	779	1,018	1,065
Other cost of sales	—	88	—	127
Selling, general and administrative, including stock-based compensation (note 4)	129	111	251	212
Acquisition costs	—	3	—	14
Depreciation and amortization	112	80	224	157
	846	1,061	1,493	1,575
Operating income (loss)	88	280	152	213
Other income (expense):
Interest expense	(68)	(49)	(136)	(97)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	(1)	160	56	235
Other, net	14	68	19	99
	(55)	179	(61)	237
Earnings (loss) from continuing operations before income taxes	33	459	91	450
Income tax (expense) benefit	(25)	(73)	(30)	(47)
Net earnings (loss) from continuing operations	8	386	61	403
Net earnings (loss) from discontinued operations (note 2)	—	(182)	—	(194)
Net earnings (loss)	8	204	61	209
Less net earnings (loss) attributable to the redeemable noncontrolling interests	3	—	(1)	—
Net earnings (loss) attributable to Liberty stockholders	$5	204	62	209

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$5	382	62	404
Liberty Live common stock	NA	4	NA	(1)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(182)	NA	(194)
	$5	204	62	209

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2026		2025	2026	2025
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Formula One common stock		$0.02	1.53	0.25	1.62
Series A, B and C Liberty Live common stock	$	NA	0.05	NA	(0.01)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(1.98)	NA	(2.11)
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Formula One common stock		$0.02	1.52	0.05	1.55
Series A, B and C Liberty Live common stock	$	NA	0.05	NA	(0.01)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(1.98)	NA	(2.11)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Net earnings (loss)	$8	204	61	209
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(44)	26	(140)	36
Credit risk on fair value debt instruments gains (losses)	—	2	—	(4)
Other comprehensive earnings (loss) from continuing operations	(44)	28	(140)	32
Other comprehensive earnings (loss) from discontinued operations	—	39	—	40
Comprehensive earnings (loss)	(36)	271	(79)	281
Less comprehensive earnings (loss) attributable to the redeemable noncontrolling interests	(3)	—	(22)	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$(33)	271	(57)	281

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Formula One common stock	$(33)	410	(57)	436
Liberty Live common stock	NA	4	NA	(1)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(143)	NA	(154)
	$(33)	271	(57)	281

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$61	209
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	194
Depreciation and amortization	224	157
Stock-based compensation	11	8
Realized and unrealized (gains) losses on financial instruments, net	(56)	(235)
Deferred income tax expense (benefit)	17	8
Other, net	11	(29)
Changes in operating assets and liabilities
Current and other assets	(268)	(147)
Payables and other liabilities	673	464
Net cash provided (used) by operating activities	673	629
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(65)	(55)
Cash (paid) received for acquisitions, net of cash acquired	—	(131)
Cash proceeds from foreign currency contracts	—	71
Cash proceeds from dispositions of investments	—	26
Investments in equity method affiliates and debt and equity securities	(11)	(17)
Other investing activities, net	(2)	(14)
Net cash provided (used) by investing activities	(78)	(120)
Cash flows from financing activities:
Borrowings of debt	116	—
Repayments of debt	(257)	(11)
Other financing activities, net	(38)	19
Net cash provided (used) by financing activities	(179)	8
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6)	9
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	(17)
Net cash provided (used) by discontinued operations	—	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	410	509
Cash, cash equivalents and restricted cash at beginning of period	1,055	2,963
Cash, cash equivalents and restricted cash at end of period	$1,465	3,472

None of the Company’s cash was restricted as of June 30, 2026 and December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Liberty Formula One			Paid-in	comprehensive	Retained	Total
	Stock	Series A	Series B	Series C	Capital	earnings (loss)	earnings	equity

	amounts in millions
Balance at March 31, 2026	$—	—	—	2	—	(111)	7,840	7,731
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	5	5
Other comprehensive earnings (loss)	—	—	—	—	—	(38)	—	(38)
Stock-based compensation	—	—	—	—	6	—	—	6
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest fair value adjustment	—	—	—	—	—	—	(88)	(88)
Reclassification to additional paid-in capital	—	—	—	—	(3)	—	3	—
Other, net	—	—	—	1	3	—	(1)	3
Balance at June 30, 2026	$—	—	—	3	6	(149)	7,759	7,619

						Accumulated
					Additional	other
	Preferred	Liberty Formula One			Paid-in	comprehensive	Retained	Total
	Stock	Series A	Series B	Series C	Capital	earnings (loss)	earnings	equity

	amounts in millions
Balance at January 1, 2026	$—	—	—	2	—	(30)	7,785	7,757
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	62	62
Other comprehensive earnings (loss)	—	—	—	—	—	(119)	—	(119)
Stock-based compensation	—	—	—	—	11	—	—	11
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(8)	—	—	(8)
Redeemable noncontrolling interest fair value adjustment	—	—	—	—	—	—	(88)	(88)
Other, net	—	—	—	1	3	—	—	4
Balance at June 30, 2026	$—	—	—	3	6	(149)	7,759	7,619

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2025	$—	—	—	2	—	—	1	—	(148)	7,182	22	7,059
Net earnings (loss)	—	—	—	—	—	—	—	—	—	204	—	204
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	67	—	—	67
Stock-based compensation	—	—	—	—	—	—	—	8	—	—	—	8
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(1)	—	—	—	(1)
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	(34)	—	34	—	—
Other, net	—	—	—	—	—	—	—	27	—	(1)	—	26
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	209	—	209
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	72	—	—	72
Stock-based compensation	—	—	—	—	—	—	—	10	—	—	—	10
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(7)	—	—	—	(7)
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	(30)	—	30	—	—
Other, net	—	—	—	—	—	—	—	27	—	1	—	28
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363

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

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. Following the Liberty Live Split-Off (as defined below) and the Reincorporation (as defined further below), the Company’s only remaining outstanding common stock is no longer a tracking stock.  References throughout this Quarterly Report on Form 10-Q to (a) Series A Liberty Formula One common stock, (b) Series B Liberty Formula One common stock and (c) Series C Liberty Formula One common stock as of June 30, 2026 now refer to (i) Series A common stock (ii) Series B common stock and (iii) Series C common stock.

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

QuintEvents was a consolidated subsidiary of the Company until the Liberty Live Split-Off and remains a related party of the Company following the Liberty Live Split-Off. During the six months ended June 30, 2026, the Company recognized approximately $29 million of revenue from QuintEvents.

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

On May 12, 2026, the Company effected the reincorporation of the Company to the State of Nevada by conversion, which was approved by the Company’s stockholders in May 2026 (the “Reincorporation”).

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

Liberty has entered into certain agreements with QVC Group, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), GCI Liberty, Inc. (now known as Liberty Capital Corporation, “Liberty Capital”), Liberty Live Holdings, Liberty Sirius XM Holdings, Inc. (now known as Sirius XM Holdings Inc., “Sirius XM Holdings”) and Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”), all of which are separate publicly traded companies, in order to govern our relationships with these companies. None of these companies has any stock ownership, beneficial or otherwise, in any of the others. These agreements include Reorganization Agreements (in the case of QVC Group, Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings only), Services Agreements (in the case of QVC Group, Liberty Broadband, Liberty Capital and Liberty Live Holdings only), Facilities Sharing Agreements (in the case of QVC Group, Liberty Broadband, Liberty Capital and Liberty Live Holdings only), Tax Sharing Agreements (in the case of Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings only) and an Aircraft Time Sharing Agreement (in the case of Liberty Broadband, Liberty Capital and Liberty Live Holdings only). In addition, as a result of certain corporate transactions, Liberty and QVC Group may have obligations to each other for certain tax related matters.

The Reorganization Agreements provide for, among other things, provisions governing the relationships between Liberty and each of QVC Group, Liberty Broadband, Liberty Live Holdings, Sirius XM Holdings and Atlanta Braves Holdings, including certain cross-indemnities. Under the Facilities Sharing Agreements, Liberty shares office space and related amenities at its corporate headquarters with QVC Group, Liberty Broadband, Liberty Capital and Liberty Live Holdings. Pursuant to the Services Agreements, Liberty provides QVC Group, Liberty Broadband, Liberty Capital and Liberty Live Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group, Liberty Broadband, Liberty Capital and Liberty Live Holdings reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and in the case of QVC Group, QVC Group’s allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Liberty Broadband, Liberty Capital and Liberty Live Holdings reimburse Liberty for shared services and personnel based on a flat fee. Liberty and QVC Group have transitioned various general and administrative services previously provided to QVC Group under the Services Agreement to members of the QVC, Inc. management team. As part of the transition, during the first half of 2025, members of Liberty management that served as officers of QVC Group stepped down from their positions with QVC Group (with limited exceptions). Under these various agreements, approximately $7 million and $4 million of these allocated expenses were reimbursed to Liberty during the three months ended June 30, 2026 and 2025, respectively, and $12 million and $9 million of these allocated expenses were reimbursed to Liberty during the six months ended June 30, 2026 and 2025, respectively.

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

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	amounts in millions
Selling, general and administrative	$7	11
	7	11
Operating income (loss)	(7)	(11)
Other income (expense):
Interest expense	(8)	(15)
Share of earnings (losses) of affiliates, net	69	73
Realized and unrealized gains (losses) on financial instruments, net	(289)	(299)
Other, net	4	6
	(224)	(235)
Earnings (loss) from discontinued operations before income taxes	(231)	(246)
Income tax (expense) benefit	49	52
Net earnings (loss) from discontinued operations	(182)	(194)
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	—	—
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(182)	(194)

(3)  Acquisition of MotoGP

On July 3, 2025 (the “Closing Date”), in alignment with our motorsport strategy, the Company acquired approximately 84% of the equity interests in MotoGP for a purchase price of approximately $3,659 million (approximately €3,122 million), funded with cash on hand and borrowings of $1.0 billion under the Incremental Term Loans, as defined in note 7. Following the acquisition of MotoGP, approximately 16% of the equity interests in MotoGP continue to be owned by certain of the sellers (the “Rollover Sellers”).

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The final acquisition price allocation for MotoGP is as follows (amounts in millions):

Prepaid consideration	$148
Closing consideration	3,511
Total acquisition consideration	$3,659

Cash and cash equivalents	$375
Goodwill	3,006
Intangible assets subject to amortization, net	2,789
Other assets	150
Deferred revenue	(106)
Long-term debt	(1,140)
Deferred income tax liabilities	(617)
Other liabilities	(107)
Redeemable noncontrolling interests in equity of subsidiary	(691)
Total acquisition consideration	$3,659

The calculated value assigned to intangible assets has been estimated by management utilizing a third-party valuation report utilizing valuation techniques including the income, cost and market approaches. The Company has identified goodwill, MotoGP’s agreement with the FIM which sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship (the “FIM Agreement”) and customer relationships as the primary intangible assets. The FIM Agreement ($1,653 million with an estimated useful life of approximately 36 years) was valued utilizing the relief-from-royalty method. The customer relationship assets ($1,130 million with an estimated useful life of approximately 19 years) were valued utilizing the multi-period excess earnings method, which is a specific application of the discounted cash flow method. Goodwill is calculated as the excess of the consideration transferred over the (i) identifiable net assets acquired and (ii) fair value of the redeemable noncontrolling interests and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. None of the acquired goodwill is expected to be deductible for U.S. income tax purposes. During the second quarter of 2026, the preliminary purchase price allocation was adjusted, resulting in a $55 million decrease to goodwill, $54 million decrease to deferred income tax liabilities and $1 million decrease to other liabilities. As of June 30, 2026, the valuation related to the acquisition of MotoGP and the acquisition price allocation are final.

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

The redeemable noncontrolling interest is not redeemable as of June 30, 2026, but it is probable it will become redeemable in the future solely based on the passage of time, as discussed above, with respect to the various anniversary dates following the Closing Date where the Rollover Sellers have the right to cause the Company to acquire the redeemable noncontrolling interest. Since it is probable the noncontrolling interest will become redeemable, the Company’s accounting policy is to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of the reporting period, in periods that the redemption value is higher than the cumulative amount that would result from applying the measurement guidance in ASC 810.  This accounting policy method views the end of each reporting period as if it were also the redemption date for the redeemable noncontrolling interest.

The unaudited pro forma revenue and net earnings (loss) of Liberty, prepared utilizing the historical financial statements of MotoGP, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of MotoGP occurred on January 1, 2024, are as follows:

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	amounts in millions
Revenue	$1,513	2,034
Net earnings (loss)	$213	185
Net earnings (loss) attributable to Liberty shareholders	$212	189

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $6 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.

Grants of Awards

Options granted during the six months ended June 30, 2026 are summarized as follows:

	Options	Weighted
	granted	average
	(000's)	GDFV
Series C Liberty Formula One common stock, subsidiary employees (1)	181	$26.40
(1)	Grant vests equally over five years.

The Company did not grant any options to purchase shares of Series A or Series B Liberty Formula One common stock during the six months ended June 30, 2026.

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

			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	3,534	$48.02
Granted	181	$84.25
Exercised	(329)	$31.89
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2026	3,386	$51.53	2.4	years	$148
Exercisable at June 30, 2026	2,653	$41.52	1.4	years	$142

As of June 30, 2026, 400 thousand options of Series B Liberty Formula One common stock remained outstanding at an exercise price of $85.09, a remaining contractual life of 6.4 years and an intrinsic value of zero.  None of these options were exercisable as of June 30, 2026.

As of June 30, 2026, there were no outstanding options to purchase shares of Series A Liberty Formula One common stock.

As of June 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $51 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

As of June 30, 2026, Liberty reserved 3.8 million shares of Series B and Series C Liberty Formula One common stock for issuance under exercise privileges of outstanding stock options.

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

Excluded from diluted EPS for the three and six months ended June 30, 2026 are approximately 12 million and 7 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive. Excluded from diluted EPS for the three and six months ended June 30, 2025 are approximately 6 million and 3 million potentially dilutive shares of Liberty Formula One common stock, respectively, because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Live common stock excluded from diluted EPS for the three and six months ended June 30, 2025 because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Liberty Formula One Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	number of shares in millions
Basic WASO	251	250	251	249
Potentially dilutive shares (a)	1	2	5	6
Diluted WASO	252	252	256	255
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Basic earnings (loss) attributable to Liberty Formula One stockholders	$5	382	62	404
Adjustments (a)	—	—	(48)	(8)
Diluted earnings (loss) attributable to Liberty Formula One stockholders	$5	382	14	396
(a)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027, which may be settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instrument during the period, net of tax where appropriate. In addition, for periods in which share settlement of the Shareholders Agreement, which may be partially settled in shares of Series C Liberty Formula One common stock, is dilutive, the numerator adjustment includes a reversal of the share of earnings (loss) attributable to the noncontrolling interests, net of tax where appropriate.

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	number of shares in millions
Basic WASO	92	92
Potentially dilutive shares (a)	—	—
Diluted WASO	92	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	June 30, 2026			December 31, 2025
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,170	1,170	—	783	783	—
Financial instrument assets	$165	118	47	122	109	13
Debt	$586	—	586	597	—	597

The majority of Liberty's Level 2 financial instruments are derivative instruments, which include interest rate swaps. These assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset is utilized. Accordingly, those financial instruments are reported in the foregoing table as Level 2 fair value. As of June 30, 2026 and December 31, 2025, financial instrument assets in the table above are included in the other assets line item in the condensed consolidated balance sheet.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Debt measured at fair value (a)	$(37)	(53)	11	(44)
Foreign currency forward contracts	2	227	(3)	335
Interest rate swaps	27	(18)	42	(53)
Other	7	4	6	(3)
	$(1)	160	56	235
(a)	The Company elected to account for its convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the convertible notes attributable to changes in the instrument specific credit risk was a gain of approximately

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

zero and gain of $1 million for the three months ended June 30, 2026 and 2025, respectively, and a loss of approximately zero and a loss of $5 million for the six months ended June 30, 2026 and 2025, respectively. The cumulative change since issuance was a gain of $65 million as of June 30, 2026, net of the recognition of previously unrecognized gains and losses.

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	June 30,	December 31,
	June 30, 2026	2026	2025

	amounts in millions
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	586	597
Other	22	22	24
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	3,330	3,312	3,331
MotoGP Credit Facilities	1,028	1,028	1,173
Deferred financing costs		(24)	(25)
Total debt	$4,855	4,924	5,100
Debt classified as current		(72)	(52)
Total long-term debt		$4,852	5,048

(1) Measured at fair value

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C Liberty Formula One common stock or a combination of cash and shares of Series C Liberty Formula One common stock and mature on August 15, 2027 (the “2.25% Convertible Senior Notes due 2027”). As of June 30, 2026, the conversion rate for the notes is approximately 12.0505 shares of Series C Liberty Formula One common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C Liberty Formula One common stock. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility. In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term Loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 3. The Term Loan B, Term Loan A and revolving credit facility are collectively the “Senior Loan Facilities.” The Term Loan A and revolving credit facility mature on

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2029 and the Term Loan B matures on September 30, 2031. As of June 30, 2026, there were no outstanding borrowings under the $500 million revolving credit facility. Effective September 19, 2024, the margin for the Term Loan B was 2.0% and permanently stepped down to 1.75% on November 5, 2025. The margin for the Term Loan A and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, among other things. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is the Term Secured Overnight Financing Rate (“Term SOFR”). The weighted average interest rate on the Senior Loan Facilities was approximately 5.42% as of June 30, 2026. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $3.3 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of June 30, 2026, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

MotoGP Credit Facilities

On August 18, 2025, MotoGP refinanced its previous Term Loan B with a new €800 million Term Loan B, its previous Term Loan A with a new $232.5 million Term Loan A and its previous multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility. Effective August 18, 2025, the margin for the Term Loan B was reduced to 2.75% with a reference rate of the euro interbank offered rate (“EURIBOR”), the margin for the Term Loan A was reduced to 1.75% with a reference rate of Term SOFR and the margin for the revolving credit facility was reduced to 2.25% with a reference rate of one of Term SOFR, the sterling overnight index average or EURIBOR based on the currency of the applicable borrowing. Effective May 29, 2026, the margin for the Term Loan B stepped down to 2.50%, the margin for the Term Loan A stepped down to 1.50% and the margin for the revolving credit facility stepped down to 2.00%.

On June 17, 2026, MotoGP refinanced the Term Loan B with a new €720 million Term Loan B with a maturity of August 18, 2032, Term Loan A with a new $209 million Term Loan A with a maturity of August 18, 2030 and multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility with a maturity of August 18, 2030 (collectively, the “Credit Facilities”). Effective June 17, 2026, the margin for the Term Loan B was reduced to 2.25% (with a range of 2.00% to 2.25% depending on a leverage ratio), the margin for the Term Loan A remained 1.50% (with a range of 1.25% to 1.50% depending on a leverage ratio) and the margin for the revolving credit facility remained 2.0% (with a range of 1.50% to 2.00% depending on a leverage ratio). The weighted average interest rate on the Credit Facilities was approximately 4.94% as of June 30, 2026. The Credit Facilities remain non-recourse to Liberty and are secured by pledges of the equity interests, accounts and intercompany receivables of MotoGP.

Debt Covenants

The Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt, MotoGP’s debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities, the Company believes that the carrying amount approximates fair value at June 30, 2026.

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

Performance Measures

	Three months ended June 30, 2026
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$622	150	772	—	—	772
Other revenue	142	20	162	6	(6)	162
Total revenue	764	170	934	6	(6)	934
Operating expenses:
Team payments	(316)	—	(316)	—	—	(316)
Other cost of revenue	(220)	(75)	(295)	—	6	(289)
Selling, general and administrative, excluding stock-based compensation	(89)	(19)	(108)	(15)	—	(123)
Adjusted OIBDA	$139	76	215	(9)	—	206

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended June 30, 2026
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,118	233	1,351	—	—	1,351
Other revenue	263	31	294	12	(12)	294
Total revenue	1,381	264	1,645	12	(12)	1,645
Operating expenses:
Team payments	(500)	—	(500)	—	—	(500)
Other cost of revenue	(396)	(134)	(530)	—	12	(518)
Selling, general and administrative, excluding stock-based compensation	(174)	(38)	(212)	(28)	—	(240)
Adjusted OIBDA	$311	92	403	(16)	—	387

	Three months ended June 30, 2025
		Corporate and
	Formula 1	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,032	—	—	1,032
Other revenue	194	145	(30)	309
Total revenue	1,226	145	(30)	1,341
Operating expenses:
Team payments	(513)	—	—	(513)
Other cost of revenue	(274)	(113)	33	(354)
Selling, general and administrative, excluding stock-based compensation	(78)	(24)	(3)	(105)
Adjusted OIBDA	$361	8	—	369

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended June 30, 2025
		Corporate and
	Formula 1	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$1,351	—	—	1,351
Other revenue	278	198	(39)	437
Total revenue	1,629	198	(39)	1,788
Operating expenses:
Team payments	(627)	—	—	(627)
Other cost of revenue	(402)	(152)	39	(515)
Selling, general and administrative, excluding stock-based compensation	(154)	(50)	—	(204)
Adjusted OIBDA	$446	(4)	—	442

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided.

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $2,192 million for the remainder of 2026, $3,605 million in 2027, $3,219 million in 2028, $8,734 million in 2029 through 2033, and $1,580 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

Total Assets

June 30, 2026
amounts in millions
Formula 1	$8,885
MotoGP	6,029
Corporate and other	1,541
Elimination	(576)
Total Assets	$15,879

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Adjusted OIBDA	$206	369	387	442
Concorde incentive payments	—	—	—	(50)
Acquisition costs	—	(3)	—	(14)
Stock-based compensation	(6)	(6)	(11)	(8)
Depreciation and amortization	(112)	(80)	(224)	(157)
Operating income (loss)	88	280	152	213
Interest expense	(68)	(49)	(136)	(97)
Realized and unrealized gains (losses) on financial instruments, net	(1)	160	56	235
Other, net	14	68	19	99
Earnings (loss) from continuing operations before income taxes	$33	459	91	450

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; fluctuations in interest rates and currency exchange rates; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses;
●	our overlapping directors with QVC Group, Inc. (“QVC Group”), Liberty Broadband Corporation (“Liberty Broadband”), Liberty Capital Corporation, formerly known as GCI Liberty, Inc. (“Liberty Capital”) and Liberty Live Holdings, Inc. (“Liberty Live Holdings”) and overlapping management with Liberty Broadband, Liberty Capital and Liberty Live Holdings;
●	the outcome of pending or future litigation;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the operational risks of our subsidiaries with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 and MotoGP Sports Entertainment Group, S.L. (“MotoGP”) rely on to operate and the limitations such agreements, commitments and policies impose on Formula 1 and MotoGP;
●	challenges by tax authorities in the jurisdictions where Formula 1, MotoGP and the Company operate;
●	changes in tax laws that affect Formula 1, MotoGP and the Company;
●	the ability of Formula 1 and MotoGP to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1 and/or MotoGP;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;

●	fluctuations in currencies against the U.S. dollar;
●	the market price of our common stock may be volatile;
●	transactions in our common stock by our insiders could depress the market price of our common stock; and
●	provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. Following the Liberty Live Split-Off (as defined below) and the Reincorporation (as defined further below), the Company’s only remaining outstanding common stock is no longer a tracking stock.

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

On May 12, 2026, the Company effected the reincorporation of the Company to the State of Nevada by conversion, which was approved by the Company's stockholders in May 2026 (the “Reincorporation”).

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

Consolidated Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue
Formula 1	$764	1,226	1,381	1,629
MotoGP	170	—	264	—
Corporate and other	6	145	12	198
Elimination	(6)	(30)	(12)	(39)
Consolidated Liberty	$934	1,341	1,645	1,788

Operating Income (Loss)
Formula 1	73	293	180	265
MotoGP	37	—	13	—
Corporate and other	(22)	(13)	(41)	(52)
Consolidated Liberty	$88	280	152	213

Adjusted OIBDA
Formula 1	139	361	311	446
MotoGP	76	—	92	—
Corporate and other	(9)	8	(16)	(4)
Consolidated Liberty	$206	369	387	442

Revenue. Our consolidated revenue decreased $407 million and $143 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, driven by decreases in Formula 1 revenue, partially offset by revenue from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Operating income (loss). Our consolidated operating results decreased $192 million and $61 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily driven by decreases in Formula 1’s operating results, partially offset by operating income from MotoGP, which was acquired in July 2025. Corporate and other operating results decreased for the three months ended June 30, 2026, as compared to the corresponding period in the prior year, primarily driven by operating income from QuintEvents in the prior year period and corporate legal expenses in the current year period, partially offset by corporate acquisition costs incurred in the prior year period. Corporate and other operating results improved for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, primarily driven by corporate acquisition costs incurred during the prior year period and operating losses from QuintEvents in the prior year period, partially offset by corporate legal expenses in the current year period. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Stock-based compensation. Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $11 million and $8 million of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $51 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

Acquisition costs. The Company recorded $3 million and $14 million of costs related to the acquisition of MotoGP during the three and six months ended June 30, 2025, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Operating income (loss)	$88	280	152	213
Depreciation and amortization	112	80	224	157
Stock-based compensation	6	6	11	8
Acquisition costs	—	3	—	14
Concorde incentive payments	—	—	—	50
Adjusted OIBDA	$206	369	387	442

Consolidated Adjusted OIBDA decreased $163 million and $55 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to decreases in Formula 1’s

Adjusted OIBDA, partially offset by Adjusted OIBDA from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Interest expense	$(68)	(49)	(136)	(97)
Realized and unrealized gains (losses) on financial instruments, net	(1)	160	56	235
Other, net	14	68	19	99
	$(55)	179	(61)	237

Interest expense. Consolidated interest expense increased $19 million and $39 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in the average amount of debt outstanding, partially offset by a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 7 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Debt measured at fair value	$(37)	(53)	11	(44)
Foreign currency forward contracts	2	227	(3)	335
Interest rate swaps	27	(18)	42	(53)
Other	7	4	6	(3)
	$(1)	160	56	235

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Changes in realized and unrealized gains (losses) on interest rate swaps are driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps.

Other, net.  Other, net income decreased $54 million and $80 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to decreases in interest income, gains on the disposition of assets recognized during the prior year periods and decreases in foreign currency gains.

Income taxes.  Earnings (losses) from continuing operations before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) from continuing operations before income taxes	$33	459	91	450
Income tax (expense) benefit	$(25)	(73)	(30)	(47)
Effective income tax rate	76%	16%	33%	10%

For the three months ended June 30, 2026, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to settlements with tax authorities, certain unrealized losses and interest that are not deductible and earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate. For the six months ended June 30, 2026, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to settlements with tax authorities, earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate and interest that is not deductible. For the three and six months ended June 30, 2025, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable, partially offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $8 million and $61 million for the three and six months ended June 30, 2026, respectively, and net earnings from continuing operations of $386 million and $403 million for the three and six months ended June 30, 2025, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2026, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

Liberty does not have a debt rating.

As of June 30, 2026, Liberty's cash and cash equivalents were as follows (amounts in millions):

Formula 1	$1,024
MotoGP	142
Corporate and other	299
Total	$1,465

Cash held by each of Formula 1 and MotoGP is accessible by Liberty, except when restricted payment (“RP”) tests imposed by Formula 1 and MotoGP’s respective debt agreements are not met. Pursuant to the RP tests, Liberty does not have unlimited access to Formula 1 or MotoGP’s cash when Formula 1 or MotoGP’s respective leverage ratio exceeds a certain threshold. During the six months ended June 30, 2026, neither Formula 1 nor MotoGP made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company, Formula 1 and MotoGP are in compliance with their debt covenants as of June 30, 2026.

	Six months ended
	June 30,
	2026	2025

	amounts in millions
Net cash provided (used) by operating activities	$673	629
Net cash provided (used) by investing activities	$(78)	(120)
Net cash provided (used) by financing activities	$(179)	8

Liberty’s uses of cash (excluding cash used by Formula 1 and MotoGP) were not significant during the six months ended June 30, 2026.

During the six months ended June 30, 2026, Formula 1’s primary uses of cash were $30 million of contingent consideration paid to the former owners of Formula 1, $63 million of capital expenditures and $21 million of debt repayments, funded by cash from operations.

During the six months ended June 30, 2026, MotoGP’s primary use of cash was $234 million of debt repayments, funded by $116 million of debt borrowings and cash from operations.

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

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 F1 Championship calendar consisted of 24 Formula 1 Events. The 2026 F1 Championship calendar was originally scheduled to consist of 24 Formula 1 Events. However, as a result of the ongoing conflict in the Middle East, the Formula 1 Events in Bahrain and Saudi Arabia, both scheduled for April 2026, did not take place. As of June 30, 2026, the calendar for 2026 was expected to consist of 22 Formula 1 Events and Formula 1’s operating results, and the application of its revenue and cost recognition policy, for the three and six months ended June 30, 2026 are based on such expectation. Subsequent to June 30, 2026, Formula 1 announced that Malaysia will host the Bahrain Grand Prix in October and the calendar for 2026 is now expected to consist of 23 Formula 1 Events. If the conflict in the Middle East persists, additional calendar changes may be necessary.

Prior to the Liberty Live Split-Off, Formula 1’s results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

Formula 1’s operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Primary Formula 1 revenue	$622	1,032	1,118	1,351
Other Formula 1 revenue	142	194	263	278
Total motorsport revenue	764	1,226	1,381	1,629
Operating expenses:
Cost of motorsport revenue, excluding Concorde incentive payments	(536)	(787)	(896)	(1,029)
Selling, general and administrative expenses	(89)	(78)	(174)	(154)
Adjusted OIBDA	139	361	311	446
Concorde incentive payments	—	—	—	(50)
Stock-based compensation	—	—	(1)	—
Depreciation and amortization	(66)	(68)	(130)	(131)
Operating income (loss)	$73	293	180	265

Number of Formula 1 Events	5	9	8	11

Primary Formula 1 revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of the following:

●	Race promotion fees - earned from granting the rights to host, stage and promote each Formula 1 Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at Formula 1 Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix
●	Media rights fees - earned from licensing the right to broadcast Formula 1 Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights
●	Sponsorship fees - earned from the sale of F1 Championship and Formula 1 Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events

Primary Formula 1 revenue decreased $410 million and $233 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, due to the recognition of event-specific revenue from four and three fewer Formula 1 Events in the current year periods, respectively. Media rights and sponsorship revenue decreased during both the three and six months ended June 30, 2026 due to the impact of the calendar variance on revenue recognition (with 5/22nds of season-based fees recognized during the three months ended June 30, 2026 compared to 9/24ths during the three months ended June 30, 2025 and 8/22nds of season-based fees recognized during the six months ended June 30, 2026 compared to 11/24ths during the six months ended June 30, 2025). Media rights revenue also decreased during the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year due to the recognition of one-time revenue associated with the release of the F1 movie during the three months ended June 30, 2025. The various decreases in primary revenue during both the three and six months ended June 30, 2026 were partially offset by contractual increases in fees across all primary revenue streams and revenue from new sponsors.

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

Other Formula 1 revenue decreased $52 million and $15 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, driven by four and three fewer Formula 1 Events in the current year periods, respectively, leading to decreases in hospitality and freight revenue. The decrease in other Formula 1 revenue during the six months ended June 30, 2026 was also driven by lower Formula 3 revenue due to the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period. The decreases in other Formula 1 revenue during the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year, were partially offset by higher hospitality revenue at recurring Formula 1 Events, growth in licensing income and growth from activities at Grand Prix Plaza in Las Vegas.

Cost of motorsport revenue, excluding Concorde incentive payments

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Team payments, excluding Concorde incentive payments	$(316)	(513)	(500)	(627)
Other costs of motorsport revenue	(220)	(274)	(396)	(402)
Cost of motorsport revenue, excluding Concorde incentive payments	$(536)	(787)	(896)	(1,029)

Cost of motorsport revenue decreased $251 million and $133 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Formula 1 Events of the F1 Championship calendar. Team payments decreased during the three and six months ended June 30, 2026 due to the pro rata recognition of expected team payments (i.e., 5/22nds of expected team payments recognized during the three months ended June 30, 2026 compared to 9/24ths during the three months ended June 30, 2025 and 8/22nds of expected team payments recognized during the six months ended June 30, 2026 compared to 11/24ths during the six months ended June 30, 2025).

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

Other costs of motorsport revenue decreased $54 million during the three months ended June 30, 2026, as compared to the corresponding period in the prior year, driven by the calendar variance leading to lower costs related to the delivery of hospitality offerings, travel, freight and various other costs. Other costs of motorsport revenue decreased $6 million during the six months ended June 30, 2026, as compared to the corresponding period in the prior year, primarily due to lower Formula 3 costs from the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period and the calendar variance impact of three fewer Formula 1 Events on technical, hospitality and travel costs, partially offset by the impact of the earlier opening of activities at Grand Prix Plaza and higher Paddock Club costs at recurring Formula 1 Events due to increased attendance.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs.

Selling, general and administrative expenses increased $11 million and $20 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year, due to higher personnel and information technology costs. Cost increases during the six months ended June 30, 2026 were partially offset by higher marketing costs during the six months ended June 30, 2025 driven by the 75th season launch event.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the six months ended June 30, 2025.

Stock-based compensation was relatively flat during the three and six months ended June 30, 2026 when compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was relatively flat during the three and six months ended June 30, 2026, as compared to the corresponding periods in the prior year.

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

Liberty acquired approximately 84% of the equity interests of MotoGP on July 3, 2025 and applied acquisition accounting and consolidated the results of MotoGP from that date. Although MotoGP’s results are only included in Liberty’s results beginning on July 3, 2025, we believe a discussion of MotoGP’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of MotoGP for the three and six months ended June 30, 2025, inclusive of acquisition accounting adjustments, which primarily impact amortization expense. The pro forma financial information was prepared based on the historical financial information of MotoGP and assuming the acquisition of MotoGP took place on January 1, 2024. The pro forma adjustments are based on the acquisition price allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of MotoGP had the acquisition occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty.

Prior to the Liberty Live Split-Off, MotoGP’s operating results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

MotoGP’s operating results as included in Liberty’s consolidated operating results for the three and six months ended June 30, 2026 and pro forma operating results for the three and six months ended June 30, 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(actual)	(pro forma)	(actual)	(pro forma)

	amounts in millions
Primary MotoGP revenue	$150	154	233	218
Other MotoGP revenue	20	19	31	30
Total motorsport revenue	170	173	264	248
Operating expenses:
Cost of motorsport revenue	(75)	(80)	(134)	(130)
Selling, general and administrative expenses	(19)	(19)	(38)	(34)
Adjusted OIBDA	76	74	92	84
Depreciation and amortization	(39)	(37)	(79)	(71)
Operating income (loss)	$37	37	13	13

Number of MotoGP Events	7	7	10	10

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

Primary MotoGP revenue decreased $4 million during the three months ended June 30, 2026, as compared to pro forma primary MotoGP revenue in the corresponding period in the prior year, primarily due to decreased contractual media rights fees and decreased title sponsor fees related to a different mix of MotoGP events, partially offset by a favorable change in currency exchange rates and increased race promotion fees related to a different mix of MotoGP Events. Primary MotoGP revenue increased $15 million during the six months ended June 30, 2026, as compared to pro forma primary MotoGP revenue in the corresponding period in the prior year, primarily due to a favorable change in currency exchange rates, increased race promotion fees related to a different mix of MotoGP Events and increased sponsorship fees associated with both new sponsors and contractual uplifts, partially offset by decreased contractual media rights fees and decreased title sponsor fees related to a different mix of MotoGP Events.

Other MotoGP revenue is generated from other motorcycle racing championships, including the FIM World Superbike Championship, MotoGP hospitality and experience programs and other licensing opportunities.

Other MotoGP revenue was relatively flat during both the three and six months ended June 30, 2026, as compared to pro forma other MotoGP revenue in the corresponding periods in the prior year.

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

The percentage change in MotoGP’s revenue in U.S. dollars and in constant currency was as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	U.S. Dollars	Foreign currency exchange impact	Constant currency	U.S. Dollars	Foreign currency exchange impact	Constant currency
Motorsport revenue	(1.7)%	2.9%	(4.6)%	6.5%	5.6%	0.9%

For the three months ended June 30, 2026, motorsport revenue decreased 4.6% on a constant currency basis versus a 1.7% decrease in U.S. dollars, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.  For the six months ended June 30, 2026, motorsport revenue had a constant currency growth rate of 0.9% versus a U.S. dollar growth rate of 6.5%, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.

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

Cost of motorsport revenue decreased $5 million during the three months ended June 30, 2026, as compared to pro forma costs of motorsport revenue in the corresponding period in the prior year, primarily due to decreased freight costs associated with freight movements required as a result of the different mix of MotoGP Events and decreased hospitality costs associated with MotoGP’s new hospitality agreement entered into for 2026 whereby MotoGP now acts as an agent for hospitality arrangements and thus recognizes associated revenue and costs on a net basis, partially offset by an unfavorable change in currency exchange rates. Cost of motorsport revenue increased $4 million during the six months ended June 30, 2026, as compared to pro forma costs of motorsport revenue in the corresponding period in the prior year, primarily due to an unfavorable change in currency exchange rates, partially offset by decreased freight costs associated with freight movements required as a result of the different mix of MotoGP Events and decreased hospitality costs associated with MotoGP’s new hospitality agreement entered into for 2026 whereby MotoGP now acts as an agent for hospitality arrangements and thus recognizes associated revenue and costs on a net basis.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses were flat and increased $4 million during the three and six months ended June 30, 2026, respectively, as compared to pro forma selling, general and administrative expenses in the corresponding periods in the prior year. The increase for the six months ended June 30, 2026 was primarily due to an unfavorable change in currency exchange rates.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization increased $2 million and $8 million during the three and six months ended June 30, 2026, respectively, as compared to pro forma depreciation and amortization in the corresponding periods in the prior year, primarily due to an unfavorable change in currency exchange rates.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$2,158	5.2%	$2,697	4.3%

MotoGP’s functional currency is the Euro. Fluctuations in the Euro / U.S. dollar exchange rate impact the amount of total assets, liabilities, earnings and cash flows for MotoGP included in our condensed consolidated financial statements for, and as of the end of, each reporting period. For example, the strengthening of the U.S. dollar against the Euro will reduce the amount of MotoGP’s cash and cash equivalents, intangibles, deferred revenue, current and non-current liabilities, revenue and expenses reported in our condensed consolidated financial statements for, and as of the end of, each reporting period. MotoGP's reported revenue for the three and six months ended June 30, 2026 would have been impacted by approximately $17 million and $26 million, respectively, for every 10% change in the Euro / U.S. dollar exchange rate.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, but for every reference to GCI Liberty now being considered as a reference to Liberty Capital, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factor is hereby replaced in its entirety as set forth below.

It may be difficult for a third party to acquire our Company, even if doing so may be beneficial to our stockholders.

Certain provisions of our current articles of incorporation (the “Charter”) and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock: a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that, except as otherwise required by Nevada law, entitles the holder to no voting rights;
●	classifying the Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of the Board of Directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66⅔% of our aggregate voting power or the approval by at least 75% of the Board of Directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our current Charter; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by the Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

As of June 30, 2026, Mr. Malone beneficially owns shares representing the power to direct approximately 49.49% of the aggregate voting power in our Company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock and Mr. Malone continues to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders.

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

II-1

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

There were no repurchases of the Company’s common stock during the three months ended June 30, 2026. As of June 30, 2026, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2026 (File No. 001-35707) (the “Reincorporation 8-K”))
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Reincorporation 8-K)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Reincorporation 8-K)
10.1	Form of Indemnification Agreement between the Registrant and its executive officers/directors*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 6, 2026	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	August 6, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3