Form 10-Q
period 2026-09-30
Liberty Media Corp
filed 2026-11-05
CIK 1560385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2026 was:

	Series A	Series B	Series C
Liberty Media Corporation common stock	23,991,058	2,381,188	224,427,510

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2026	December 31, 2025

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,758	1,055
Trade and other receivables, net	204	115
Short term investments	581	—
Contract assets	96	114
Prepaid and other current assets	446	89
Total current assets	3,085	1,373

Property and equipment, at cost	1,178	1,087
Accumulated depreciation	(277)	(219)
	901	868

Goodwill	6,870	7,025
Intangible assets subject to amortization, net	4,749	5,102
Deferred income tax assets	476	539
Other assets	669	491
Total assets	$16,750	15,398

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$348	575
Current portion of debt, including $557 million and zero measured at fair value, respectively (note 7)	635	52
Deferred revenue	1,293	263
Other current liabilities	65	49
Total current liabilities	2,341	939
Long-term debt, including $647 million and $597 million measured at fair value, respectively (note 7)	4,893	5,048
Deferred income tax liabilities	584	656
Other liabilities	387	305
Total liabilities	$8,205	6,948

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2026	December 31, 2025

	amounts in millions, except share amounts
Redeemable noncontrolling interests in equity of subsidiary (note 3)	$667	693

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 23,991,058 shares at September 30, 2026 and 23,991,058 shares at December 31, 2025	—	—
Series B common stock, $.01 par value. Authorized 18,750,000 shares; issued and outstanding 2,381,188 shares at September 30, 2026 and 2,381,188 shares at December 31, 2025	—	—
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 224,427,510 shares at September 30, 2026 and 224,102,042 shares at December 31, 2025	3	2
Additional paid-in capital	16	—
Accumulated other comprehensive earnings (loss), net of taxes	(151)	(30)
Retained earnings	8,010	7,785
Total stockholders' equity	7,878	7,757
Commitments and contingencies (note 8)
Total liabilities and equity	$16,750	15,398

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions,
	except per share amounts
Revenue:
Motorsport revenue	$1,226	1,024	2,871	2,627
Other revenue	—	61	—	246
Total revenue	1,226	1,085	2,871	2,873
Operating costs and expenses:
Cost of motorsport revenue (exclusive of depreciation shown separately below)	732	631	1,750	1,696
Other cost of sales	—	33	—	160
Selling, general and administrative, including stock-based compensation (note 4)	147	131	398	343
Acquisition costs	—	14	—	28
Depreciation and amortization	110	118	334	275
	989	927	2,482	2,502
Operating income (loss)	237	158	389	371
Other income (expense):
Interest expense	(69)	(79)	(205)	(176)
Realized and unrealized gains (losses) on financial instruments, net (note 6)	66	16	122	251
Other, net	10	(9)	29	90
	7	(72)	(54)	165
Earnings (loss) from continuing operations before income taxes	244	86	335	536
Income tax (expense) benefit	(82)	(23)	(112)	(70)
Net earnings (loss) from continuing operations	162	63	223	466
Net earnings (loss) from discontinued operations (note 2)	—	(50)	—	(244)
Net earnings (loss)	162	13	223	222
Less net earnings (loss) attributable to the redeemable noncontrolling interests	(1)	—	(2)	—
Net earnings (loss) attributable to Liberty stockholders	$163	13	225	222

Net earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Media's common stock	$163	66	225	470
Liberty Live common stock	NA	(3)	NA	(4)
Net earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(50)	NA	(244)
	$163	13	225	222

(Continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Continued)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2026		2025	2026	2025
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C common stock		$0.65	0.26	0.90	1.88
Series A, B and C Liberty Live common stock	$	NA	(0.03)	NA	(0.05)
Basic net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(0.55)	NA	(2.65)
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C common stock		$0.43	0.24	0.49	1.79
Series A, B and C Liberty Live common stock	$	NA	(0.03)	NA	(0.05)
Diluted net earnings (loss) from discontinued operations attributable to Liberty stockholders per common share (notes 1 and 5):
Series A, B and C Liberty Live common stock	$	NA	(0.55)	NA	(2.65)

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Net earnings (loss)	$162	13	223	222
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(15)	4	(155)	40
Credit risk on fair value debt instruments gains (losses)	11	2	11	(2)
Other comprehensive earnings (loss) from continuing operations	(4)	6	(144)	38
Other comprehensive earnings (loss) from discontinued operations	—	8	—	48
Comprehensive earnings (loss)	158	27	79	308
Less comprehensive earnings (loss) attributable to the redeemable noncontrolling interests	(1)	—	(23)	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$159	27	102	308

Comprehensive earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Media's common stock	$159	72	102	508
Liberty Live common stock	NA	(3)	NA	(4)
Comprehensive earnings (loss) from discontinued operations attributable to Liberty stockholders:
Liberty Live common stock	NA	(42)	NA	(196)
	$159	27	102	308

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$223	222
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	244
Depreciation and amortization	334	275
Stock-based compensation	17	15
Realized and unrealized (gains) losses on financial instruments, net	(122)	(251)
Deferred income tax expense (benefit)	65	(2)
Other, net	23	8
Changes in operating assets and liabilities
Current and other assets	(304)	(262)
Payables and other liabilities	819	565
Net cash provided (used) by operating activities	1,055	814
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(110)	(58)
Cash paid for short term investments	(581)	—
Investments in equity method affiliates and debt and equity securities	(14)	(23)
Cash (paid) received for acquisitions, net of cash acquired	—	(3,267)
Cash proceeds from foreign currency contracts	—	3,700
Cash paid for foreign currency forward contracts	—	(3,503)
Cash proceeds from dispositions of investments	—	26
Other investing activities, net	(3)	(13)
Net cash provided (used) by investing activities	(708)	(3,138)
Cash flows from financing activities:
Borrowings of debt	797	1,748
Repayments of debt	(270)	(746)
Purchase of capped calls	(121)	—
Other financing activities, net	(39)	(13)
Net cash provided (used) by financing activities	367	989
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(11)	12
Net cash provided (used) by discontinued operations:
Cash provided (used) by operating activities	—	(29)
Cash provided (used) by financing activities	—	1
Net cash provided (used) by discontinued operations	—	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	703	(1,351)
Cash, cash equivalents and restricted cash at beginning of period	1,055	2,963
Cash, cash equivalents and restricted cash at end of period	$1,758	1,612

None of the Company’s cash was restricted as of September 30, 2026 and December 31, 2025.

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
					Additional	other
	Preferred	Common stock			Paid-in	comprehensive	Retained	Total
	Stock	Series A	Series B	Series C	Capital	earnings (loss)	earnings	equity

	amounts in millions
Balance at June 30, 2026	$—	—	—	3	6	(149)	7,759	7,619
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	163	163
Other comprehensive earnings (loss)	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	—	—	6	—	—	6
Redeemable noncontrolling interest fair value adjustment	—	—	—	—	—	—	88	88
Other, net	—	—	—	—	4	—	—	4
Balance at September 30, 2026	$—	—	—	3	16	(151)	8,010	7,878

						Accumulated
					Additional	other
	Preferred	Common stock			Paid-in	comprehensive	Retained	Total
	Stock	Series A	Series B	Series C	Capital	earnings (loss)	earnings	equity

	amounts in millions
Balance at January 1, 2026	$—	—	—	2	—	(30)	7,785	7,757
Net earnings (loss) (excludes net earnings (loss) attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	225	225
Other comprehensive earnings (loss)	—	—	—	—	—	(121)	—	(121)
Stock-based compensation	—	—	—	—	17	—	—	17
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(8)	—	—	(8)
Other, net	—	—	—	1	7	—	—	8
Balance at September 30, 2026	$—	—	—	3	16	(151)	8,010	7,878

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	former Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2025	$—	—	—	2	—	—	1	—	(81)	7,419	22	7,363
Net earnings (loss)	—	—	—	—	—	—	—	—	—	13	—	13
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	—	—	—	8	—	—	—	8
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	1	—	—	—	1
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	(7)	—	7	—	—
Other, net	—	—	—	—	—	—	—	(2)	—	1	—	(1)
Balance at September 30, 2025	$—	—	—	2	—	—	1	—	(67)	7,440	22	7,398

	Stockholders' equity
									Accumulated		Noncontrolling
								Additional	other		interest in
	Preferred	former Liberty Formula One			Liberty Live			Paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	Series A	Series B	Series C	Capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	2	—	—	1	—	(153)	7,179	22	7,051
Net earnings (loss)	—	—	—	—	—	—	—	—	—	222	—	222
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	86	—	—	86
Stock-based compensation	—	—	—	—	—	—	—	18	—	—	—	18
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	(7)	—	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	29	—	—	—	29
Reclassification of additional paid-in capital	—	—	—	—	—	—	—	(37)	—	37	—	—
Other, net	—	—	—	—	—	—	—	(3)	—	2	—	(1)
Balance at September 30, 2025	$—	—	—	2	—	—	1	—	(67)	7,440	22	7,398

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

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. Following the Liberty Live Split-Off (as defined below) and the Reincorporation (as defined further below), the Company’s only remaining outstanding common stock is no longer a tracking stock. References throughout this Quarterly Report on Form 10-Q to (A) (i) Series A common stock, (ii) Series B common stock and (iii) Series C common stock, in each case, prior to the Reincorporation, refer to (a) Series A Liberty Formula One common stock, (b) Series B Liberty Formula One common stock and (c) Series C Liberty Formula One common stock, respectively, and (B) Liberty Media’s common stock prior to the Reincorporation refer to the Liberty Formula One common stock.

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

QuintEvents was a consolidated subsidiary of the Company until the Liberty Live Split-Off and remains a related party of the Company following the Liberty Live Split-Off. During the three and nine months ended September 30, 2026, the Company recognized approximately $30 million and $60 million, respectively, of revenue from QuintEvents.

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

Prior to the Liberty Live Split-Off, the Formula One Group was primarily comprised of Liberty’s interests in Formula 1, MotoGP and QuintEvents, cash and Liberty’s 2.25% Convertible Senior Notes due 2027 (as defined in note 7). As previously disclosed, QuintEvents, certain private assets and approximately $172 million of cash were reattributed from the Formula One Group to the Liberty Live Group in exchange for certain other private assets immediately prior to the Liberty Live Split-Off.

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

Liberty has entered into certain agreements to govern its relationships with the following companies, each of which is, or was, a separate publicly traded company: Liberty Capital Corporation (formerly GCI Liberty, Inc.), Liberty Live Holdings, Old QVC Group, Inc. (formerly QVC Group, Inc.), Liberty Broadband Corporation, Liberty Sirius XM Holdings, Inc. (now known as Sirius XM Holdings Inc.) and Atlanta Braves Holdings, Inc. The agreements have included reorganization agreements, services agreements, facilities sharing agreements, tax sharing agreements and aircraft time sharing agreements. None of these companies has any stock ownership, beneficial or otherwise, in any of the others. Under these various agreements, approximately $6 million and $3 million of allocated expenses were reimbursed to Liberty during the three months ended September 30, 2026 and 2025, respectively, and $18 million and $12 million of allocated expenses were reimbursed to Liberty during the nine months ended September 30, 2026 and 2025, respectively.

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

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025

	amounts in millions
Selling, general and administrative	$9	20
	9	20
Operating income (loss)	(9)	(20)
Other income (expense):
Interest expense	(7)	(22)
Share of earnings (losses) of affiliates, net	125	198
Realized and unrealized gains (losses) on financial instruments, net	(176)	(475)
Other, net	4	10
	(54)	(289)
Earnings (loss) from discontinued operations before income taxes	(63)	(309)
Income tax (expense) benefit	13	65
Net earnings (loss) from discontinued operations	(50)	(244)
Less net earnings (loss) from discontinued operations attributable to the noncontrolling interests	—	—
Net earnings (loss) from discontinued operations attributable to Liberty stockholders	$(50)	(244)

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

The calculated value assigned to intangible assets has been estimated by management utilizing a third-party valuation report utilizing valuation techniques including the income, cost and market approaches. The Company has identified goodwill, MotoGP’s agreement with the FIM which sets forth MotoGP’s exclusive commercial rights to the MotoGP Championship (the “FIM Agreement”) and customer relationships as the primary intangible assets. The FIM Agreement ($1,653 million with an estimated useful life of approximately 36 years) was valued utilizing the relief-from-royalty method. The customer relationship assets ($1,130 million with an estimated useful life of approximately 19 years) were valued utilizing the multi-period excess earnings method, which is a specific application of the discounted cash flow method. Goodwill is calculated as the excess of the consideration transferred over the (i) identifiable net assets acquired and (ii) fair value of the redeemable noncontrolling interests and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. None of the acquired goodwill is expected to be deductible for U.S. income tax purposes. During the second quarter of 2026, the preliminary purchase price allocation was adjusted, resulting in a $55 million decrease to goodwill, $54 million decrease to deferred income tax liabilities and $1 million decrease to other liabilities. As of June 30, 2026, the valuation related to the acquisition of MotoGP and the acquisition price allocation were final.

As part of the MotoGP acquisition, the Company and the Rollover Sellers entered into a shareholders’ agreement that became effective on the Closing Date (the “Shareholders’ Agreement”).  The Shareholders’ Agreement provides for, among other things, the liquidity rights of the Rollover Sellers with respect to the transfer of approximately 16% of the equity interests in MotoGP that continued to be owned by the Rollover Sellers subsequent to the Closing Date. The Shareholders’ Agreement provides for certain put and call rights in favor of the Rollover Sellers and the Company. The Rollover Sellers have the right to cause the Company to acquire the equity interests of MotoGP held by the Rollover Sellers as follows: (i) one-third following the third anniversary of the Closing Date, (ii) two-thirds following the fifth anniversary of the Closing Date, less any equity interests previously acquired by the Company, and (iii) all remaining equity interests held following the sixth anniversary of the Closing Date.  Additionally, from and after the eighth anniversary of the Closing Date, the Company has an annual call right to acquire any or all remaining equity interests held by the Rollover Sellers and the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Rollover Sellers have an annual put right to cause the Company to acquire any or all remaining equity interests held by the Rollover Sellers.  The price to be paid by the Company to acquire any equity interests from the Rollover Sellers will be equal to the fair market value with such fair market value determined in accordance with the terms of the Shareholders’ Agreement.  Upon the exercise of any put or call right, the Company is permitted to satisfy up to 50% of such consideration payable in the form of the delivery of unregistered shares of Series C common stock with the remaining consideration payable in cash.  Since the potential redemption of the MotoGP equity interests held by the Rollover Sellers is not within the control of the Company and any redemption must also involve the use of cash, the Company accounts for the noncontrolling interest in MotoGP as a redeemable noncontrolling interest outside of permanent equity.

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

The redeemable noncontrolling interest is not redeemable as of September 30, 2026, but it is probable it will become redeemable in the future solely based on the passage of time, as discussed above, with respect to the various anniversary dates following the Closing Date where the Rollover Sellers have the right to cause the Company to acquire the redeemable noncontrolling interest. Since it is probable the noncontrolling interest will become redeemable, the Company’s accounting policy is to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the redeemable noncontrolling interest to equal the redemption value at the end of the reporting period, in periods that the redemption value is higher than the cumulative amount that would result from applying the measurement guidance in ASC 810.  This accounting policy method views the end of each reporting period as if it were also the redemption date for the redeemable noncontrolling interest.

The unaudited pro forma revenue and net earnings (loss) of Liberty, prepared utilizing the historical financial statements of MotoGP, giving effect to acquisition accounting related adjustments made at the time of acquisition, as if the acquisition of MotoGP occurred on January 1, 2024, are as follows:

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025

	amounts in millions
Revenue	$1,085	3,119
Net earnings (loss)	$13	198
Net earnings (loss) attributable to Liberty shareholders	$12	201

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)   Stock-Based Compensation

Liberty grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Stock-based compensation expense, included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations, was $6 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and $17 million and $15 million for the nine months ended September 30, 2026 and 2025, respectively.

Grants of Awards

Options granted during the nine months ended September 30, 2026 are summarized as follows:

	Options	Weighted
	granted	average
	(000's)	GDFV
Series C common stock, subsidiary employees (1)	181	$26.40
(1)	Grant vests equally over five years.

During the nine months ended September 30, 2026, the Company granted 72 thousand time-based RSUs of Series C common stock to subsidiary employees. Such RSUs had a GDFV of $88.65 per share and generally vest in March 2028.

Also during the nine months ended September 30, 2026, the Company granted 153 thousand performance-based RSUs of Series C common stock to subsidiary employees. Such performance-based RSUs had a GDFV of $105.10 per share and vest in March 2030, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B common stock during the nine months ended September 30, 2026.

Liberty calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model. Liberty estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty Media’s common stock and, when available, the implied volatility of publicly traded Liberty options. Liberty uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of options to purchase Series C common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	3,534	$48.02
Granted	181	$84.25
Exercised	(426)	$31.94
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2026	3,289	$52.10	2.2	years	$133
Exercisable at September 30, 2026	2,558	$41.89	1.1	years	$129

As of September 30, 2026, 400 thousand options of Series B common stock remained outstanding at an exercise price of $85.09, a remaining contractual life of 6.2 years and an intrinsic value of approximately $1 million.  None of these options were exercisable as of September 30, 2026.

As of September 30, 2026, there were no outstanding options to purchase shares of Series A common stock.

As of September 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $61 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.9 years.

As of September 30, 2026, Liberty reserved 3.7 million shares of Series B and Series C common stock for issuance under exercise privileges of outstanding stock options.

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

Excluded from diluted EPS for the three and nine months ended September 30, 2026 are approximately 2 million and 5 million potentially dilutive shares of Liberty Media’s common stock, respectively, because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Media’s common stock excluded from diluted EPS for the three months ended September 30, 2025 because their inclusion would be antidilutive.  Excluded from diluted EPS for the nine months ended September 30, 2025 are approximately 2 million potentially dilutive shares of Liberty Media’s common stock because their inclusion would be antidilutive. There were no potentially dilutive shares of Liberty Live common stock excluded from diluted EPS for the three and nine months ended September 30, 2025 because their inclusion would be antidilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Series A, Series B and Series C Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	number of shares in millions
Basic WASO	251	250	251	250
Potentially dilutive shares (a)	13	11	8	7
Diluted WASO	264	261	259	257
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	amounts in millions
Basic earnings (loss) attributable to Liberty Media's stockholders	$163	66	225	470
Adjustments (a)	(49)	(3)	(97)	(11)
Diluted earnings (loss) attributable to Liberty Media's stockholders	$114	63	128	459
(a)	For periods in which share settlement of the 2.25% Convertible Senior Notes due 2027 or 2.375% Convertible Senior Notes due 2032 (as defined in note 7), which may be settled in shares of Series C common stock, is dilutive, the numerator adjustment includes a reversal of the interest expense and the unrealized gain or loss recorded on the instruments during the period, net of tax where appropriate. In addition, for periods in which share settlement of the Shareholders’ Agreement, which may be partially settled in shares of Series C common stock, is dilutive, the numerator adjustment includes a reversal of the share of earnings (loss) attributable to the noncontrolling interests, net of tax where appropriate.

Series A, Series B and Series C Liberty Live Common Stock

The basic and diluted EPS calculations are based on the following WASO.

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025

	number of shares in millions
Basic WASO	92	92
Potentially dilutive shares (a)	1	—
Diluted WASO	93	92
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

Liberty's assets and liabilities measured at fair value are as follows:

	September 30, 2026			December 31, 2025
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$1,426	1,401	25	783	783	—
Short term investments	$581	—	581	—	—	—
Financial instrument assets	$299	117	182	122	109	13
Debt	$1,204	—	1,204	597	—	597

Liberty’s Level 2 cash equivalents and short term investments are interest-bearing time deposits. These assets are not considered to be traded on “active markets,” as defined in GAAP.

Liberty's Level 2 financial instruments are derivative instruments, which include interest rate swaps and capped calls, as described in note 7. These assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs or a trading price of a similar asset is utilized. Accordingly, those financial instruments are reported in the foregoing table as Level 2 fair value. As of September 30, 2026, $83 million and $99 million of financial instrument assets in the table above are included in the prepaid and other current assets and other assets line items, respectively, in the condensed consolidated balance sheet. As of December 31, 2025, financial instrument assets in the table above are included in the other assets line item in the condensed consolidated balance sheet.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net is comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Debt measured at fair value (a)	$49	5	60	(39)
Foreign currency forward contracts	1	—	(2)	335
Interest rate swaps	56	4	98	(49)
Capped calls	(39)	—	(39)	—
Other	(1)	7	5	4
	$66	16	122	251
(a)	The Company elected to account for its convertible notes (as described in note 7) using the fair value option. Changes in the fair value of the convertible notes recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the convertible notes attributable to changes in the instrument specific credit risk was a gain of $14 million and gain of $3 million for the three months ended September 30, 2026 and 2025, respectively, and a gain of $14 million and a loss of $2 million for the nine months ended September 30, 2026 and 2025, respectively. The cumulative change since issuance was a gain of $79 million as of September 30, 2026, net of the recognition of previously unrecognized gains and losses.

(7) Long-Term Debt

Debt is summarized as follows:

	Outstanding	Carrying value
	Principal	September 30,	December 31,
	September 30, 2026	2026	2025

	amounts in millions
Corporate level notes and loans:
2.25% Convertible Senior Notes due 2027 (1)	475	557	597
2.375% Convertible Senior Notes due 2032 (1)	690	647	—
Other	21	21	24
Subsidiary notes and loans:
Formula 1 Senior Loan Facilities	3,319	3,302	3,331
MotoGP Credit Facilities	1,024	1,024	1,173
Deferred financing costs		(23)	(25)
Total debt	$5,529	5,528	5,100
Debt classified as current		(635)	(52)
Total long-term debt		$4,893	5,048

(1) Measured at fair value

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2.25% Convertible Senior Notes due 2027

On August 12, 2022, Liberty issued $475 million convertible notes at an interest rate of 2.25% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C common stock or a combination of cash and shares of Series C common stock and mature on August 15, 2027 (the “2.25% Convertible Senior Notes due 2027”). The 2.25% Convertible Senior Notes due 2027 are classified as a current liability in the condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026, the conversion rate for the notes is approximately 12.0505 shares of Series C common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $82.98 per share of Series C common stock. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Capped Call Transactions

On August 10, 2026, Liberty entered into privately negotiated capped call transactions with certain financial institutions related to the 2.25% Convertible Senior Notes due 2027. Liberty paid $121 million for 1,425,000 call options with a strike price of approximately $82.98 and cap price of $125 per share of Series C common stock. The capped call transactions expire on August 15, 2027 and are expected to generally offset any potential cash payments the Company is required to make in excess of the principal amount of the 2.25% Convertible Senior Notes due 2027 that are converted and/or reduce potential dilution to Series C common stock upon any conversion of the 2.25% Convertible Senior Notes due 2027. Accordingly, cash paid for the capped calls is presented as cash outflows from financing activities on the condensed consolidated statement of cash flows. The fair value of the capped calls was $83 million as of September 30, 2026 and is included in the prepaid and other current assets line item in the condensed consolidated balance sheet. See note 6 for information related to unrealized gains (losses) on financial instruments, net measured at fair value.

2.375% Convertible Senior Notes due 2032

On August 13, 2026, Liberty issued $690 million convertible notes at an interest rate of 2.375% per annum, which, at Liberty’s election, are convertible into cash, shares of Series C common stock or a combination of cash and shares of Series C common stock and mature on August 15, 2032 (the “2.375% Convertible Senior Notes due 2032”). As of September 30, 2026, the conversion rate for the notes is approximately 7.2106 shares of Series C common stock per $1,000 principal amount of notes, equivalent to a conversion price of $138.68 per share of Series C common stock. Liberty has elected to account for the notes using the fair value option. See note 6 for information related to unrealized gains (losses) on debt measured at fair value.

Formula 1 Senior Loan Facilities

On November 23, 2022, Formula 1 refinanced its previous Term Loan B and revolving credit facility with a new $725 million first lien Term Loan A, a refinanced $1.7 billion Term Loan B and a new $500 million revolving credit facility. On September 19, 2024, Formula 1 refinanced the Term Loan B with a new $1.7 billion Term Loan B and extended the maturities of the approximately $689 million Term Loan A and the $500 million revolving credit facility. In connection with the September 19, 2024 refinancing, Formula 1 also marketed an incremental $850 million of Term Loan B funding, which is in addition to an incremental $150 million of commitments to the Term Loan A obtained in April 2024 (collectively, the “Incremental Term Loans”). The financing of the Incremental Term Loans closed on July 1, 2025 and was used to fund a portion of the MotoGP acquisition, as described in note 3. The Term Loan B, Term Loan A and revolving credit facility are collectively the “Senior Loan Facilities.” The Term Loan A and revolving credit facility mature on September 30, 2029 and the Term Loan B matures on September 30, 2031. As of September 30, 2026, there were no outstanding borrowings under the $500 million revolving credit facility. Effective September 19, 2024, the margin for the Term Loan B was 2.0% and permanently stepped down to 1.75% on November 5, 2025. The margin for the Term Loan A

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and revolving credit facility is between 1.50% and 2.25% depending on leverage ratios, among other things. The reference rate for the Term Loan A, Term Loan B and dollar borrowings under the revolving credit facility is the Term Secured Overnight Financing Rate (“Term SOFR”). The weighted average interest rate on the Senior Loan Facilities was approximately 5.77% as of September 30, 2026. The Senior Loan Facilities remain non-recourse to Liberty. The Senior Loan Facilities are secured by share pledges and floating charges over Formula 1’s primary operating companies with certain cross guarantees. Additionally, in order to manage the interest rate risk of its $3.3 billion Senior Loan Facilities, Formula 1 had $2.2 billion of interest rate swaps as of September 30, 2026, with a termination date in September 2031 and an early termination date in September 2029, at the option of the counterparty.

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

On June 17, 2026, MotoGP refinanced the Term Loan B with a new €720 million Term Loan B with a maturity of August 18, 2032, Term Loan A with a new $209 million Term Loan A with a maturity of August 18, 2030 and multicurrency revolving credit facility with a new €100 million multicurrency revolving credit facility with a maturity of August 18, 2030 (collectively, the “MotoGP Credit Facilities”). Effective June 17, 2026, the margin for the Term Loan B was reduced to 2.25% (with a range of 2.00% to 2.25% depending on a leverage ratio), the margin for the Term Loan A remained 1.50% (with a range of 1.25% to 1.50% depending on a leverage ratio) and the margin for the revolving credit facility remained 2.00% (with a range of 1.50% to 2.00% depending on a leverage ratio). As of September 30, 2026, there were no outstanding borrowings under the €100 million multicurrency revolving credit facility. The weighted average interest rate on the MotoGP Credit Facilities was approximately 5.01% as of September 30, 2026. The MotoGP Credit Facilities remain non-recourse to Liberty and are secured by pledges of the equity interests, accounts and intercompany receivables of MotoGP.

Debt Covenants

The Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities contain certain financial covenants, including a leverage ratio. Additionally, Formula 1’s debt, MotoGP’s debt and other borrowings contain certain non-financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Formula 1 Senior Loan Facilities and the MotoGP Credit Facilities, the Company believes that the carrying amount approximates fair value at September 30, 2026.

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

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, Concorde incentive payments and restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

Performance Measures

	Three months ended September 30, 2026
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$934	99	1,033	—	—	1,033
Other revenue	181	12	193	6	(6)	193
Total revenue	1,115	111	1,226	6	(6)	1,226
Operating expenses:
Team payments	(422)	—	(422)	—	—	(422)
Other cost of revenue	(261)	(55)	(316)	—	6	(310)
Selling, general and administrative, excluding stock-based compensation	(94)	(21)	(115)	(26)	—	(141)
Adjusted OIBDA	$338	35	373	(20)	—	353

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30, 2026
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$2,052	332	2,384	—	—	2,384
Other revenue	444	43	487	18	(18)	487
Total revenue	2,496	375	2,871	18	(18)	2,871
Operating expenses:
Team payments	(922)	—	(922)	—	—	(922)
Other cost of revenue	(657)	(189)	(846)	—	18	(828)
Selling, general and administrative, excluding stock-based compensation	(268)	(59)	(327)	(54)	—	(381)
Adjusted OIBDA	$649	127	776	(36)	—	740

	Three months ended September 30, 2025
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$738	147	885	—	—	885
Other revenue	131	22	153	68	(21)	200
Total revenue	869	169	1,038	68	(21)	1,085
Operating expenses:
Team payments	(341)	—	(341)	—	—	(341)
Other cost of revenue	(211)	(84)	(295)	(49)	21	(323)
Selling, general and administrative, excluding stock-based compensation	(83)	(19)	(102)	(22)	—	(124)
Adjusted OIBDA	$234	66	300	(3)	—	297

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended September 30, 2025
			Reportable	Corporate and
	Formula 1	MotoGP	segments total	Other	Eliminations	Total

	amounts in millions
Revenue:
Primary revenue	$2,089	147	2,236	—	—	2,236
Other revenue	409	22	431	266	(60)	637
Total revenue	2,498	169	2,667	266	(60)	2,873
Operating expenses:
Team payments	(968)	—	(968)	—	—	(968)
Other cost of revenue	(613)	(84)	(697)	(201)	60	(838)
Selling, general and administrative, excluding stock-based compensation	(237)	(19)	(256)	(72)	—	(328)
Adjusted OIBDA	$680	66	746	(7)	—	739

Our subsidiaries’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in our unaudited condensed consolidated statement of operations as the services are provided.

Significant portions of the transaction prices are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $1,310 million for the remainder of 2026, $3,704 million in 2027, $3,497 million in 2028, $9,445 million in 2029 through 2033, and $1,618 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

Total Assets

September 30, 2026
amounts in millions
Formula 1	$9,153
MotoGP	6,022
Corporate and other	2,150
Elimination	(575)
Total assets	$16,750

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Adjusted OIBDA	$353	297	740	739
Concorde incentive payments	—	—	—	(50)
Acquisition costs	—	(14)	—	(28)
Stock-based compensation	(6)	(7)	(17)	(15)
Depreciation and amortization	(110)	(118)	(334)	(275)
Operating income (loss)	237	158	389	371
Interest expense	(69)	(79)	(205)	(176)
Realized and unrealized gains (losses) on financial instruments, net	66	16	122	251
Other, net	10	(9)	29	90
Earnings (loss) from continuing operations before income taxes	$244	86	335	536

(10)   Subsequent Events

Exchange Agreement

On November 4, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with John C. Malone, a significant stockholder of the Company, and certain related entities (the “Malone Holders”). Pursuant to the Exchange Agreement, the Malone Holders transferred to the Company an aggregate of 2,316,537 shares of Series B common stock, and, in exchange therefor (the “Exchange”), the Company issued to the Malone Holders an aggregate of 602,302 shares of Series A common stock and 5,420,699 shares of Series C common stock. The shares of Series B common stock transferred to the Company in the Exchange were cancelled and retired. Immediately following the Exchange, the Company issued to a revocable trust of which Dr. Malone is the sole trustee and beneficiary (the “JM Trust”) an additional 12,298 shares of Series A common stock and 63,378 shares of Series C common stock (collectively, the “Adjustment Shares”) with respect to the 47,297 shares of Series C common stock held by the JM Trust that were exchangeable into Series B common stock in certain circumstances under the Existing Exchange Agreement (as defined below). Those 47,297 shares of Series C common stock remain outstanding and were retained by the JM Trust. The Exchange and the issuance of the Adjustment Shares were completed concurrently with execution of the Exchange Agreement.

The Exchange Agreement and the transactions contemplated thereby were approved by a special committee (the “Special Committee”) of the Company’s Board of Directors consisting solely of disinterested and independent directors for purposes of Nevada law, advised by its own independent financial and legal advisors.

The Exchange Agreement contains representations and warranties of certain parties thereto that are customary for a transaction of this type. The Exchange Agreement also provides for, among other things, (i) a commitment by the Company to provide, for five years following the closing of the Exchange, certain specified benefits to Dr. Malone and, as applicable, his spouse and eligible dependents, (ii) subject to specified exceptions and limitations, indemnification by the Company of each of the Malone Holders and certain related persons for certain losses to the extent arising out of the Exchange Agreement, the Exchange or the issuance of the Adjustment Shares, and (iii) a mutual release of claims to the extent arising out of the Exchange Agreement, the Exchange or the issuance of the Adjustment Shares. Effective immediately following the Exchange, the issuance of the Adjustment Shares and the termination of the Existing Exchange Agreement, Dr. Malone

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

ceased to hold the title of Chairman Emeritus of the Company, and his employment agreement was amended to provide that he will serve the Company as Senior Advisor. Except as so amended, his employment agreement remains in effect.

The Exchange Agreement, dated as of July 28, 2021, by and among the Company, John C. Malone and the JM Trust (the “Existing Exchange Agreement”) was terminated immediately following the issuance of the Adjustment Shares at the closing thereof, other than certain provisions that survive in accordance with the terms of the Exchange Agreement.

The Company is currently evaluating the accounting for the Exchange and the issuance of the Adjustment Shares.

Option Agreement

On November 4, 2026, the Company entered into a Stock Option Award and Settlement Agreement (the “Option Agreement”) with Robert R. Bennett, Chairman of the Board of Directors of the Company. Under the Option Agreement, effective on the date specified therein (the “Grant Date”), (i) each of Mr. Bennett’s outstanding stock options to purchase Series B common stock will vest in full and be cancelled in exchange for a cash payment equal to the excess, if any, of the fair market value of a share of Series B common stock on the Grant Date over the applicable exercise price, and (ii) the Company will grant Mr. Bennett nonqualified stock options under the Company’s 2022 Omnibus Incentive Plan to purchase 600,000 shares of Series A common stock and 60,000 shares of Series C common stock, with each such option having an exercise price equal to the fair market value of a share of the applicable series on the Grant Date. The new options will vest 20% on the Grant Date and 20% on each of the first four anniversaries thereof.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our projected sources and uses of cash; fluctuations in interest rates and currency exchange rates; the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings; the anticipated effects and benefits of the Exchange (as defined below); the effects of changes in the ownership and voting power of our stockholders; and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	our ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by our businesses;
●	our overlapping directors and management with Liberty Capital Corporation, formerly known as GCI Liberty, Inc., and Liberty Live Holdings, Inc. (“Liberty Live Holdings”);
●	the outcome of pending or future litigation;
●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of our subsidiaries to react to changes in the economy or our industry;
●	the operational risks of our subsidiaries with operations outside of the United States (“U.S.”);
●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the degradation, failure or misuse of our information systems;
●	the ability of our subsidiaries to comply with government regulations, including, without limitation, competition laws and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of a future pandemic and other public health related risks and events, such as COVID-19, on our customers, vendors and businesses generally;
●	reliance on intellectual property and the ability to protect intellectual property;
●	reliance on third parties;
●	the ability to attract and retain qualified personnel;
●	termination of or changes in any of the agreements, commitments or policies Formula 1 and MotoGP Sports Entertainment Group, S.L. (formerly, Dorna Sports, S.L.) (“MotoGP”) rely on to operate and the limitations such agreements, commitments and policies impose on Formula 1 and MotoGP;
●	challenges by tax authorities in the jurisdictions where Formula 1, MotoGP and the Company operate;
●	changes in tax laws that affect Formula 1, MotoGP and the Company;
●	the ability of Formula 1 and MotoGP to expand into new markets;
●	changes in laws and regulations and/or their interpretations related to advertising, media rights and the environment;
●	the establishment of rival motorsports events or other circumstances that impact the competitive position of Formula 1 and/or MotoGP;
●	the impact of cancelations or postponements of events or accidents or terrorist attacks during events;
●	changes in consumer viewing habits and the emergence of new content distribution platforms;
●	fluctuations in currencies against the U.S. dollar;

●	the market price of our common stock may be volatile;
●	our ability to realize the anticipated benefits of the Exchange;
●	the potential for stockholder activism, proxy contests or unsolicited acquisition proposals following the reduction in Dr. Malone’s voting power;
●	transactions in our common stock by our insiders could depress the market price of our common stock; and
●	provisions of our articles of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

For additional risk factors, please see Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

Exchange Agreement

On November 4, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with John C. Malone, a significant stockholder of the Company, and certain related entities (the “Malone Holders”). Pursuant to the Exchange Agreement, the Malone Holders transferred to the Company an aggregate of 2,316,537 shares of Series B common stock, and, in exchange therefor (the “Exchange”), the Company issued to the Malone Holders an aggregate of 602,302 shares of Series A common stock, and 5,420,699 shares of Series C common stock. The shares of Series B common stock transferred to the Company in the Exchange were cancelled and retired. Immediately following the Exchange, the Company issued to a revocable trust of which Dr. Malone is the sole trustee and beneficiary (the “JM Trust”) an additional 12,298 shares of Series A common stock and 63,378 shares of Series C common stock (collectively, the “Adjustment Shares”) with respect to the 47,297 shares of Series C common stock held by the JM Trust that were exchangeable into Series B common stock in certain circumstances under the Existing Exchange Agreement (as defined below).   Those 47,297 shares of Series C common stock remain outstanding and were retained by the JM Trust. The Exchange and the issuance of the Adjustment Shares were completed concurrently with execution of the Exchange Agreement.

The Exchange Agreement and the transactions contemplated thereby were approved by a special committee (the “Special Committee”) of the Company’s Board of Directors consisting solely of disinterested and independent directors for purposes of Nevada law, advised by its own independent financial and legal advisors.

The Exchange Agreement contains representations and warranties of certain parties thereto that are customary for a transaction of this type. The Exchange Agreement also provides for, among other things, (i) a commitment by the Company to provide, for five years following the closing of the Exchange, certain specified benefits to Dr. Malone and, as applicable, his spouse and eligible dependents, (ii) subject to specified exceptions and limitations, indemnification by the Company of each of the Malone Holders and certain related persons for certain losses to the extent arising out of the Exchange Agreement, the Exchange or the issuance of the Adjustment Shares, and (iii) a mutual release of claims to the extent arising out of the Exchange Agreement, the Exchange or the issuance of the Adjustment Shares. Effective immediately following the Exchange, the issuance of the Adjustment Shares and the termination of the Existing Exchange Agreement (as defined below), Dr. Malone ceased to hold the title of Chairman Emeritus of the Company, and his employment agreement was amended to provide that he will serve the Company as Senior Advisor. Except as so amended, his employment agreement remains in effect.

The Exchange Agreement, dated as of July 28, 2021, by and among the Company, John C. Malone and the JM Trust (the “Existing Exchange Agreement”) was terminated immediately following the issuance of the Adjustment Shares at the closing thereof, other than certain provisions that survive in accordance with the terms of the Exchange Agreement.

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

Our "Corporate and other" category includes corporate expenses and investments and related financial instruments in other companies. QuintEvents, LLC (“QuintEvents”) was a consolidated subsidiary of the Company and was included in “Corporate and other” until the Liberty Live Split-Off (as defined below).

The Company previously had a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. Following the Liberty Live Split-Off and the Reincorporation (as defined further below), the Company’s only remaining outstanding common stock is no longer a tracking stock.

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

Consolidated Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Revenue
Formula 1	$1,115	869	2,496	2,498
MotoGP	111	169	375	169
Corporate and other	6	68	18	266
Elimination	(6)	(21)	(18)	(60)
Consolidated Liberty	$1,226	1,085	2,871	2,873

Operating Income (Loss)
Formula 1	270	168	450	433
MotoGP	(3)	26	10	26
Corporate and other	(30)	(36)	(71)	(88)
Consolidated Liberty	$237	158	389	371

Adjusted OIBDA
Formula 1	338	234	649	680
MotoGP	35	66	127	66
Corporate and other	(20)	(3)	(36)	(7)
Consolidated Liberty	$353	297	740	739

Revenue. Our consolidated revenue increased $141 million for the three months ended September 30, 2026, as compared to the corresponding period in the prior year, driven by an increase in Formula 1 revenue, partially offset by revenue from QuintEvents in the prior year period and a decrease in revenue from MotoGP. Consolidated revenue decreased $2 million for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, driven by revenue from QuintEvents in the prior year period and a decrease in Formula 1 revenue, partially offset by an increase in revenue from MotoGP, which was acquired in July 2025. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Operating income (loss). Our consolidated operating results improved $79 million and $18 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily driven by increases in Formula 1’s operating results, partially offset by decreases in operating results from MotoGP, which was acquired in July 2025. Corporate and other operating results improved for the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year, primarily driven by corporate acquisition costs incurred during the prior year periods and operating losses from QuintEvents in the prior year periods, partially offset by corporate legal expenses in the current year periods. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Stock-based compensation. Stock-based compensation includes compensation related to options, stock appreciation rights, restricted stock units, performance-based restricted stock units and other stock-based awards granted to officers, employees, nonemployee directors and employees of our subsidiaries. We recorded $17 million and $15 million of stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $61 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.9 years.

Acquisition costs. The Company recorded $14 million and $28 million of costs related to the acquisition of MotoGP during the three and nine months ended September 30, 2025, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Operating income (loss)	$237	158	389	371
Depreciation and amortization	110	118	334	275
Stock-based compensation	6	7	17	15
Acquisition costs	—	14	—	28
Concorde incentive payments	—	—	—	50
Adjusted OIBDA	$353	297	740	739

Consolidated Adjusted OIBDA increased $56 million for the three months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily due to an increase in Formula 1’s Adjusted OIBDA, partially offset by a decrease in MotoGP’s Adjusted OIBDA and an increase in corporate legal expenses. Consolidated Adjusted OIBDA increased $1 million for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily due to an increase in Adjusted OIBDA from MotoGP, which was acquired in July 2025, partially offset by a decrease in Formula 1’s Adjusted OIBDA and an increase in corporate legal expenses. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of Formula 1 and MotoGP.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Interest expense	$(69)	(79)	(205)	(176)
Realized and unrealized gains (losses) on financial instruments, net	66	16	122	251
Other, net	10	(9)	29	90
	$7	(72)	(54)	165

Interest expense. Consolidated interest expense decreased $10 million for the three months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily due to a decrease in the interest rate on Formula 1’s Senior Loan Facilities (as defined in note 7 to the accompanying condensed consolidated financial statements). Consolidated interest expense increased $29 million for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily due to an increase in the average amount of debt outstanding, partially offset by a decrease in the interest rate on Formula 1’s Senior Loan Facilities.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Debt measured at fair value	$49	5	60	(39)
Foreign currency forward contracts	1	—	(2)	335
Interest rate swaps	56	4	98	(49)
Capped calls	(39)	—	(39)	—
Other	(1)	7	5	4
	$66	16	122	251

Changes in unrealized gains (losses) on debt measured at fair value are due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is convertible. Changes in unrealized gains (losses) on foreign currency forward contracts are driven by changes in foreign currency exchange rates. Changes in realized and unrealized gains (losses) on interest rate swaps are driven by changes in the fair value of Formula 1’s interest rate swaps and the realized gains (losses) on Formula 1’s interest rate swaps. Changes in unrealized gains (losses) on capped calls are driven by changes in the fair value of Series C common stock.

Other, net.  Other, net income increased $19 million for the three months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily driven by debt modification costs recorded during the prior year period and an increase in interest income due to proceeds from the issuance of debt in August 2026. Other, net income decreased $61 million for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year, primarily driven by decreases in interest income due to the acquisition of MotoGP with cash on hand in the prior year period and gains on the disposition of assets recognized during the prior year period. The decrease for the nine months was also driven by an increase in share of losses of affiliates and foreign currency losses in the current year period compared to foreign currency gains in the prior year period, partially offset by debt modification costs recorded in the prior year period.

Income taxes.  Earnings (losses) from continuing operations before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) from continuing operations before income taxes	$244	86	335	536
Income tax (expense) benefit	$(82)	(23)	(112)	(70)
Effective income tax rate	34%	27%	33%	13%

For the three months ended September 30, 2026, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate and interest that is not deductible. For the nine months ended September 30, 2026, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal tax rate, interest that is not deductible and settlements with tax authorities. For the three months ended September 30, 2025, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to an increase in our valuation allowance and interest that is not deductible. For the nine months ended September 30, 2025, the Company recognized tax expense less than the expected federal tax rate of 21% primarily due to certain unrealized gains that are not taxable.

Net earnings (loss) from continuing operations.  We had net earnings from continuing operations of $162 million and $223 million for the three and nine months ended September 30, 2026, respectively, and net earnings from continuing operations of $63 million and $466 million for the three and nine months ended September 30, 2025, respectively. The changes were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2026, substantially all of our cash and cash equivalents and short term investments were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, short term investments, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from net asset sales, monetization of our investment portfolio, debt borrowings under outstanding or new debt instruments, equity issuances, and dividend and interest receipts.

Liberty does not have a debt rating.

As of September 30, 2026, Liberty's cash and cash equivalents were as follows (amounts in millions):

Formula 1	$1,278
MotoGP	199
Corporate and other	281
Total	$1,758

Cash held by each of Formula 1 and MotoGP is accessible by Liberty, except when restricted payment (“RP”) tests imposed by Formula 1 and MotoGP’s respective debt agreements are not met. Pursuant to the RP tests, Liberty does not have unlimited access to Formula 1 or MotoGP’s cash when Formula 1 or MotoGP’s respective leverage ratio exceeds a certain threshold. During the nine months ended September 30, 2026, neither Formula 1 nor MotoGP made any distributions to Liberty. If distributions are made in the future, the RP test, pro forma for such distributions, would have to be met. Liberty believes that it currently has appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of the Company.

The Company, Formula 1 and MotoGP are in compliance with their debt covenants as of September 30, 2026.

	Nine months ended
	September 30,
	2026	2025

	amounts in millions
Net cash provided (used) by operating activities	$1,055	814
Net cash provided (used) by investing activities	$(708)	(3,138)
Net cash provided (used) by financing activities	$367	989

Liberty’s primary uses of cash (excluding cash used by Formula 1 and MotoGP) during the nine months ended September 30, 2026 were $581 million for purchases of short term investments and $121 million for purchases of capped calls, funded primarily by the issuance of $690 million aggregate principal amount of 2.375% Convertible Senior Notes due 2032.

During the nine months ended September 30, 2026, Formula 1’s primary uses of cash were $108 million of capital expenditures, $31 million of debt repayments and $30 million of contingent consideration paid to the former owners of Formula 1, funded by cash from operations.

During the nine months ended September 30, 2026, MotoGP’s primary use of cash was $236 million of debt repayments, funded by $116 million of debt borrowings and cash from operations.

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

Results of Operations—Businesses

Formula 1.  Formula 1 is a global motorsports business that holds exclusive commercial rights with respect to the F1 Championship, an annual, approximately nine-month long, motor race-based competition in which teams compete for the Constructors' Championship and drivers compete for the Drivers' Championship. The F1 Championship takes place on various circuits throughout the world. Formula 1 derives its primary revenue from the commercial exploitation and development of the F1 Championship through a combination of race promotion, media rights and sponsorship arrangements. A significant majority of the race promotion, media rights and sponsorship contracts specify payments in advance and annual increases in the fees payable over the course of the contracts. The 2025 F1 Championship calendar consisted of 24 Formula 1 Events. The 2026 F1 Championship calendar was originally scheduled to consist of 24 Formula 1 Events. However, as a result of the ongoing conflict in the Middle East, the Formula 1 Events in Bahrain and Saudi Arabia, both scheduled for April 2026, did not take place. As of June 30, 2026, the calendar for 2026 was expected to consist of 22 Formula 1 Events and Formula 1’s operating results, and the application of its revenue and cost recognition policy, for the three and six months ended June 30, 2026 were based on such expectation. In July 2026, Formula 1 announced that Malaysia would host the Bahrain Grand Prix in October and, as a result, the 2026 calendar is currently expected to consist of 23 Formula 1 Events. Formula 1’s operating results, and the application of its revenue and cost recognition policy, for the three and nine months ended September 30, 2026 are based on such expectation. If the conflict in the Middle East persists, additional calendar changes may be necessary.

Prior to the Liberty Live Split-Off, Formula 1’s operating results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

Formula 1’s operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Primary Formula 1 revenue	$934	738	2,052	2,089
Other Formula 1 revenue	181	131	444	409
Total motorsport revenue	1,115	869	2,496	2,498
Operating expenses:
Cost of motorsport revenue, excluding Concorde incentive payments	(683)	(552)	(1,579)	(1,581)
Selling, general and administrative expenses	(94)	(83)	(268)	(237)
Adjusted OIBDA	338	234	649	680
Concorde incentive payments	—	—	—	(50)
Stock-based compensation	(2)	(1)	(3)	(1)
Depreciation and amortization	(66)	(65)	(196)	(196)
Operating income (loss)	$270	168	450	433

Number of Formula 1 Events	7	6	15	17

Primary Formula 1 revenue is derived from the commercial exploitation and development of the F1 Championship through a combination of the following:

●	Race promotion fees - earned from granting the rights to host, stage and promote each Formula 1 Event on the F1 Championship calendar, fees from certain race promoters to license additional commercial rights from Formula 1 to secure Formula 2, Formula 3 and F1 Academy races at Formula 1 Events, technical service fees from promoters to support the origination of program footage and ticketing revenue from Formula 1’s direct promotion of the Las Vegas Grand Prix
●	Media rights fees - earned from licensing the right to broadcast Formula 1 Events and Formula 2 and Formula 3 races on television and other platforms, F1 TV subscriptions and other related services, the origination of program footage, footage from Formula 1’s archives and the licensing of radio broadcast and other ancillary media rights
●	Sponsorship fees - earned from the sale of F1 Championship and Formula 1 Event-related advertising and sponsorship rights and the servicing of such rights, rights to advertise on Formula 1’s digital platforms and at non-Championship related events

Primary Formula 1 revenue increased $196 million during the three months ended September 30, 2026, as compared to the corresponding period in the prior year. Race promotion revenue increased due to the fee for the additional Formula 1 Event held in the current period. Media rights and sponsorship revenue increased due to the impact of the differing number of Formula 1 Events on the recognition of season-based revenue, partially offset by the impact of the adjustment to pro-rata revenue recognition due to the increase in the expected number of Formula 1 Events from 22 to 23 during the three months ended September 30, 2026. Primary Formula 1 revenue also increased due to contractual increases in fees across all revenue streams and new sponsors.

Primary Formula 1 revenue decreased $37 million during the nine months ended September 30, 2026, as compared to the corresponding period in the prior year. Race promotion revenue decreased due to two fewer Formula 1 Events in the current period, partially offset by contractual increases in fees. Media rights revenue decreased due to the recognition of one-time revenue associated with the release of the F1 movie during the prior year period and the impact of the calendar variance on revenue recognition (with 15/23rds of season-based fees recognized during the nine months ended September 30, 2026 compared to 17/24ths during the nine months ended September 30, 2025), partially offset by contractual increases in fees. Sponsorship revenue increased due to contractual increases in fees and revenue from new sponsors, despite recognizing revenue from two fewer Formula 1 Events during the current year period.

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

Other Formula 1 revenue increased $50 million and $35 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year. The increase during the three months ended September 30, 2026 was primarily driven by hospitality and other revenue from the additional Formula 1 Event during the current period and by growth in hospitality revenue at other Formula 1 Events. The increase during the nine months ended September 30, 2026 was primarily driven by increases in hospitality and licensing revenue and growth from activities at Grand Prix Plaza in Las Vegas, partially offset by the impact of two fewer Formula 1 Events during the current period on event-specific revenue and lower Formula 3 revenue due to the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period.

Cost of motorsport revenue, excluding Concorde incentive payments

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Team payments, excluding Concorde incentive payments	$(422)	(341)	(922)	(968)
Other costs of motorsport revenue	(261)	(211)	(657)	(613)
Cost of motorsport revenue, excluding Concorde incentive payments	$(683)	(552)	(1,579)	(1,581)

Cost of motorsport revenue increased $131 million and decreased $2 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year.

Team payments are recognized on a pro-rata basis across the Formula 1 Events of the F1 Championship calendar. Team payments increased during the three months ended September 30, 2026 due to the impact of the calendar variance on the pro-rata recognition of expected team payments, partially offset by the impact of the increase in the expected number of Formula 1 Events from 22 to 23 during the three months ended September 30, 2026. Team payments decreased during the nine months ended September 30, 2026 due to the pro-rata recognition of expected team payments (i.e., 15/23rds of expected team payments recognized during the nine months ended September 30, 2026 compared to 17/24ths during the nine months ended September 30, 2025).

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

Other costs of motorsport revenue increased $50 million and $44 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, driven by higher hospitality, commissions and partner servicing, race promotion and various other costs. The increase during the three months ended September 30, 2026 was also driven by costs of the additional Formula 1 Event, partially offset by lower costs of activities at Grand Prix Plaza.  The increase during the nine months ended September 30, 2026 was also driven by higher FIA fees and freight costs, partially offset by lower Formula 3 costs from the sale of new Formula 3 cars and associated parts at the beginning of the new Formula 3 vehicle cycle during the prior year period.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs.

Selling, general and administrative expenses increased $11 million and $31 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to higher personnel costs. The increase during the nine months ended September 30, 2026 was also driven by an increase in information technology costs, partially offset by higher marketing costs during the nine months ended September 30, 2025 driven by the 75th season launch event.

Concorde incentive payments represent one-time fees paid to the teams upon signing the 2026 Concorde Commercial Agreement. Such payments are excluded from Adjusted OIBDA for the nine months ended September 30, 2025.

Stock-based compensation was relatively flat during the three and nine months ended September 30, 2026 when compared to the corresponding periods in the prior year.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was relatively flat during the three and nine months ended September 30, 2026, as compared to the corresponding periods in the prior year.

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

Liberty acquired approximately 84% of the equity interests of MotoGP on July 3, 2025 and applied acquisition accounting and consolidated the results of MotoGP from that date. Although MotoGP’s results are only included in Liberty’s results beginning on July 3, 2025, we believe a discussion of MotoGP’s results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes, we are presenting the pro forma results of MotoGP for the three and nine months ended September 30, 2025, inclusive of acquisition accounting adjustments, which primarily impact amortization expense. The pro forma financial information was prepared based on the historical financial information of MotoGP and assuming the acquisition of MotoGP took place on January 1, 2024. The pro forma adjustments are based on the acquisition price allocation and have been made solely for the purpose of providing comparative pro forma financial information. The financial information below is presented for illustrative purposes only and does not purport to represent the actual results of operations of MotoGP had the acquisition occurred on January 1, 2024, or to project the results of operations of Liberty for any future periods. The pro forma adjustments are based on available information and certain assumptions that Liberty management believes are reasonable. The pro forma adjustments are directly attributable to the acquisition and are expected to have a continuing impact on the results of operations of Liberty.

Prior to the Liberty Live Split-Off, MotoGP’s operating results included intercompany revenue from QuintEvents that was eliminated in consolidation. Subsequent to the Liberty Live Split-Off, QuintEvents is no longer a subsidiary of the Company and such revenue is not eliminated.

MotoGP’s operating results as included in Liberty’s consolidated operating results for the three and nine months ended September 30, 2026 and pro forma operating results for the three and nine months ended September 30, 2025 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(actual)	(pro forma)	(actual)	(pro forma)

	amounts in millions
Primary MotoGP revenue	$99	147	332	365
Other MotoGP revenue	12	22	43	52
Total motorsport revenue	111	169	375	417
Operating expenses:
Cost of motorsport revenue	(55)	(84)	(189)	(214)
Selling, general and administrative expenses	(21)	(19)	(59)	(53)
Adjusted OIBDA	35	66	127	150
Depreciation and amortization	(38)	(38)	(117)	(109)
Operating income (loss)	$(3)	28	10	41

Number of MotoGP Events	5	7	15	17

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

Primary MotoGP revenue decreased $48 million and $33 million during the three and nine months ended September 30, 2026, respectively, as compared to pro forma primary MotoGP revenue in the corresponding periods in the prior year, primarily due to two fewer MotoGP Events in the current year periods and contractual decreases in media rights fees. The decrease during the nine months ended September 30, 2026 was partially offset by a favorable change in currency exchange rates and contractual increases in race promotion and sponsorship fees.

Other MotoGP revenue is generated from other motorcycle racing championships, including the FIM World Superbike Championship, MotoGP hospitality and experience programs and other licensing opportunities.

Other MotoGP revenue decreased $10 million and $9 million during the three and nine months ended September 30, 2026, respectively, as compared to pro forma other MotoGP revenue in the corresponding periods in the prior year, primarily due to decreased hospitality revenue associated with MotoGP’s new hospitality agreement entered into for 2026 whereby MotoGP now acts as an agent for hospitality arrangements and thus recognizes associated revenue and costs on a net basis. The decrease during the nine months ended September 30, 2026 was partially offset by a favorable change in currency exchange rates.

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

The percentage change in MotoGP’s revenue in U.S. dollars and in constant currency was as follows:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	U.S. Dollars	Foreign currency exchange impact	Constant currency	U.S. Dollars	Foreign currency exchange impact	Constant currency
Motorsport revenue	(34.3)%	0.6%	(34.9)%	(10.1)%	3.1%	(13.2)%

For the three months ended September 30, 2026, motorsport revenue decreased 34.9% on a constant currency basis versus a 34.3% decrease in U.S. dollars, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.  For the nine months ended September 30, 2026, motorsport revenue decreased 13.2% on a constant currency basis versus a 10.1% decrease in U.S. dollars, the difference of which is attributable to the weakening of the U.S. dollar to the Euro.

Cost of motorsport revenue includes both variable and fixed costs components and relates to both primary and other motorsport revenue. On an annual basis, the largest components of costs of motorsport revenue are costs related to International Road-Racing Teams Association (“IRTA”) payments, which are generally fixed on a per race basis with slight variations based on the mix and number of MotoGP Events and escalate on an annual basis, costs related to television productions, advertising and sponsorship materials, the delivery of hospitality offerings, freight travel and annual FIM regulatory fees.

Cost of motorsport revenue decreased $29 million and $25 million during the three and nine months ended September 30, 2026, respectively, as compared to pro forma costs of motorsport revenue in the corresponding periods in the prior year, primarily due to two fewer MotoGP Events in the current year periods, which drove decreased IRTA, organizational and freight costs and decreased hospitality costs associated with MotoGP’s new hospitality agreement entered into for 2026 whereby MotoGP now acts as an agent for hospitality arrangements and thus recognizes associated revenue and costs on a net basis. The decrease during the nine months ended September 30, 2026 was partially offset by an unfavorable change in currency exchange rates.

Selling, general and administrative expenses include personnel costs, legal, professional and other advisory fees, bad debt expense, rental expense, information technology costs, insurance premiums, maintenance and utility costs and other general office administration costs. Selling, general and administrative expenses increased $2 million and $6 million during the three and nine months ended September 30, 2026, respectively, as compared to pro forma selling, general and administrative expenses in the corresponding periods in the prior year, primarily due to increased personnel and professional services costs. The increase during the nine months ended September 30, 2026 was also driven by an unfavorable change in currency exchange rates, partially offset by a reversal of bad debt expense.

Depreciation and amortization includes depreciation of property and equipment and amortization of intangible assets. Depreciation and amortization was flat and increased $8 million during the three and nine months ended September 30, 2026, respectively, as compared to pro forma depreciation and amortization in the corresponding periods in the prior year. The increase for the nine months ended September 30, 2026 was primarily due to an unfavorable change in currency exchange rates.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$2,143	5.4%	$3,386	3.9%

MotoGP’s functional currency is the Euro. Fluctuations in the Euro / U.S. dollar exchange rate impact the amount of total assets, liabilities, earnings and cash flows for MotoGP included in our condensed consolidated financial statements for, and as of the end of, each reporting period. For example, the strengthening of the U.S. dollar against the Euro will reduce the amount of MotoGP’s cash and cash equivalents, intangibles, deferred revenue, current and non-current liabilities, revenue and expenses reported in our condensed consolidated financial statements for, and as of the end of, each reporting period. MotoGP's reported revenue for the three and nine months ended September 30, 2026 would have been impacted by approximately $11 million and $38 million, respectively, for every 10% change in the Euro / U.S. dollar exchange rate.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The reduction in the concentration of our voting power as a result of the Exchange (as defined below) may subject us to increased stockholder activism, potential proxy contests and unsolicited acquisition proposals.

On November 4, 2026, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with John C. Malone, a significant stockholder of the Company, and certain related entities (the “Malone Holders”). Pursuant to the Exchange Agreement, the Malone Holders transferred to the Company an aggregate of 2,316,537 shares of Series B common stock of the Company, par value $0.01 per share, and, in exchange therefor (the “Exchange”), the Company issued to the Malone Holders an aggregate of 602,302 shares of Series A common stock of the Company, par value $0.01 per share, and 5,420,699 shares of Series C common stock of the Company, par value $0.01 per share.

Following the Exchange, our voting power is now more widely distributed among our public stockholders. This transition may make us more susceptible to stockholder activism, proxy contests, and unsolicited takeover proposals. Responding to activist campaigns can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Furthermore, perceived uncertainties as to our future strategic direction resulting from this change in voting control could result in the loss of potential business opportunities and cause volatility in our stock price.

Our capital structure may limit the ability of certain of our stockholders to influence corporate matters.

Our capital structure may limit the ability of certain of our stockholders to influence corporate matters. Holders of our Series B common stock are entitled to ten votes per share, holders of our Series A common stock are entitled to one vote per share and holders of our Series C common stock are entitled to no voting rights except as otherwise required by Nevada law. Although holders of our Series B common stock and holders of our Series A common stock own a minority of the outstanding shares of our common stock, they collectively have the ability to control the Company through this ownership position and are able to determine all matters requiring stockholder approval. For example, the holders of our Series B common stock and the holders of our Series A common stock are able to collectively control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction, and the interests of such stockholders may not always coincide with the interests of holders of our Series C common stock.

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

Certain provisions of our current articles of incorporation (the “Charter”) and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock: a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that, except as otherwise required by Nevada law, entitles the holder to no voting rights;

•	classifying the Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of the Board of Directors;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
•	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
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

In addition, the Company entered into a Rights Agreement dated as of November 4, 2026 (as the same may be amended from time to time, the “Rights Agreement”), between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent. The Rights Agreement could make it more difficult for a third-party to acquire large amounts of the Company’s stock as of November 4, 2026, the effective date, or could discourage a third-party from doing so. This may adversely affect the marketability of our equity by discouraging existing or potential investors from acquiring our stock or additional shares of our stock.

Transactions in our common stock by our insiders could depress the market price of our common stock.

Sales of, or hedging transactions such as collars relating to, shares of our common stock by any of our directors or executive officers could cause a perception in the marketplace that the stock price of our common stock has peaked or that adverse events or trends have occurred or may be occurring at the Company. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In November 2019, our board of directors authorized the repurchase of $1.0 billion of the Company’s common stock. In May 2022, our board of directors authorized the repurchase of an additional $1.0 billion of the Company’s common stock.

There were no repurchases of the Company’s common stock during the three months ended September 30, 2026. As of September 30, 2026, approximately $1.1 billion was available for future share repurchase under our share repurchase program.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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

LIBERTY MEDIA CORPORATION
Date:	November 5, 2026	By:	/s/ DEREK CHANG
Derek Chang President and Chief Executive Officer
Date:	November 5, 2026	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4